Form 10KSB
period 1995-12-31
PACE MEDICAL INC
filed 1996-04-04
CIK 814057

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period                          to
                           -----------------------    ----------------------

Commission file number 0-16257

                               PACE MEDICAL, INC.
- - --------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

Massachusetts                                            04-2867416
- - --------------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
incorporation or organization)                        Identification No.)


391 Totten Pond Road
Waltham, Massachusetts                              02154
- - --------------------------------------------------------------------------------
(Address of principal                             (Zip Code)
executive offices)

Issuer's telephone number, including area code (617) 890-5656
                                               --------------

Securities registered under Section 12(b) of the Act:
                                             Name of each exchange on
         Title of each class                 which registered

                None
         -------------------                 ---------------------------------

Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
- - --------------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $1,754,242.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 90 days.

$2,247,770 as of March 22, 1996.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     3,391,770 shares of Common Stock, $.01 par value, as of March 22, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated; (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to
Rule 424(b) or (c) of the Securities Act of 1933.    None.

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

     A.   BUSINESS DEVELOPMENT.

     Pace Medical, Inc. (the "Company") is principally engaged in the design, manufacture and sale of single and dual-chamber temporary cardiac pacemakers, a dual-chamber pacing analyzer, percutaneous lead introducers, heartwires, surgical and temporary pacemaker extension cables, and related accessories.

     The Company commenced operations effective March 16, 1985 when Ralph E. Hanson, the Company's President and founder, acquired the outstanding capital stock of APC Medical Ltd. ("APC Medical") from American Pacemaker Corporation, a subsidiary of Intermedics, Inc. Unless otherwise specifically referenced herein, the term "Company" includes APC Medical. Mr. Hanson was the founder of American Pacemaker Corporation and served as its president from 1975 until 1985. American Pacemaker Corporation was acquired by Intermedics, Inc. in 1982. The Company was incorporated in Massachusetts on May 29, 1985 and Mr. Hanson transferred the outstanding capital stock of APC Medical to the Company on January 1, 1986.

     APC Medical is the successor to Devices Limited ("Devices"), a U.K. manufacturer of medical electronic equipment, permanent pacemakers and leads, and temporary pacemakers, which was a pioneer in the pacing industry. After Devices was acquired by Johnson & Johnson Co., it was sold in 1978 to American Pacemaker Corporation and its name was changed to APC Medical Ltd. APC Medical is a U.K. limited company with facilities located in Welwyn Garden City, Herts, England. The Company's acquisition of APC Medical provided the Company with a foreign based manufacturing operation and an international marketing and sales presence through a network of experienced sales representatives and distributors in the U.K., Europe, and other world markets. A portion of the Company's manufacturing continues to be done by APC Medical, and APC Medical markets the Company's products outside the U. S. and Canada under the APC Medical name. The Company is responsible for marketing in the U.S. and Canada and conducts most of its manufacturing and new product development operations in the U.S.

     B.   DESCRIPTION OF BUSINESS OF ISSUER.

     The Company designs, manufactures and sells single and dual-chamber temporary cardiac pacemakers, a dual-chamber pacing analyzer, percutaneous lead introducers, heartwires, surgical and temporary pacemaker extension cables, and related accessories. The Company is not engaged in the business of designing, manufacturing, or marketing permanent implantable cardiac pacemakers and, due to the high risk of liability associated with such pacemakers, it does not intend to enter this business. Temporary pacemakers involve some risk of liability because they may be life-supporting medical devices, but their ability to be tested, repaired and replaced without surgery diminishes the risks to the patient and the potential of liability in comparison to permanent implantable pacemakers.

     A pacemaker is an electronic device which stimulates an impaired heart, thereby causing it to beat at a rate which will meet normal bodily demands. A pacemaker consists of two elements, a pulse generator (which provides the power source and the timing circuit) and a pacing lead (which conducts the electrical impulses from the pulse generator to the heart). Temporary pacemakers are made for temporary external applications for short-term electrical conduction and cardiac rhythm disorders and are not implanted in a patient's body. In contrast, permanent pacemakers are implantable and made for longer term applications. All pacemakers, whether temporary or permanent, are connected to the heart by a lead, which consists of an insulated wire and an electrode.

     Pacemakers - whether temporary or permanent - are also characterized as either asynchronous pacemakers, which supply impulses to the heart at a fixed rate on a continuous basis, or "demand" pacemakers, which supply impulses to the heart on an "as needed" basis only when the natural heartbeat is inadequate. Demand pacemakers are either ventricular demand pacemakers which supply impulses as needed to correct a heart's irregular beating pattern or DDD dual chamber pacemakers, which supply impulses as needed to provide heartbeat regularity and in addition increase the heart's pumping capacity. Pacemakers, permanent or temporary, may also either be programmable or non programmable. Programmable pacemakers may have one or more operational modes and each mode permits the attending physician to program different pacing parameters as dictated by the patient's conditions. Thus, a physician may use one multiple mode pacemaker to treat a variety of patient conditions with appropriate pacing parameters. In this manner, a multiple mode pacemaker offers a physician the versatility to treat changing patient conditions with a single pacemaker. In addition, because temporary pacemakers are reusable external devices, one multiple mode temporary pacemaker can be used repeatedly for different patients experiencing a variety of medical conditions.

     Pacing leads - whether temporary or permanent - consist of an insulated wire, an electrode, and a connector. The lead is usually inserted through a vein into the interior of the heart. The temporary bipolar ventricular pacing leads are radiopaque, permitting viewing on diagnostic and monitoring equipment and utilize a polyurethane material as the outer insulator, stainless steel wire as the conductor, and are offered in 4, 5 and 6 French sizes. These are compatible with all known temporary pacemakers being sold worldwide at this time.

     The Company believes, based upon industry publications, that the worldwide market for temporary pacemakers, temporary pacing leads, pacing analyzers, myocardial heartwires, lead introducers, and surgical extension cables is approximately $80 million annually. The Company further believes based upon management's experience that in number of units sold, percent of market and dollar volume, the programmable DDD dual chamber temporary pacemakers will experience the fastest rate of growth of all lines in the temporary pacemaker business during the next five years.

CURRENT PRODUCTS

     The Company has several products now being marketed in the U.S. that have received marketing approval from the U.S. Food and Drug Administration ("FDA"). In general, FDA approval can be obtained by three means: an application for approval under statutory section 510(k), a premarket approval application ("PMA"), or a supplemental premarket approval application ("SPMA"). See "Government Regulation".

     A 510 (k) approval is the simplest manner in which a manufacturer may bring a new product to market. In granting 510(k) approval, the FDA is allowing the marketing of a product based on its assessment that the product is "substantially equivalent" to devices which are already in the market and presents no new issues involving safety and effectiveness. Approval of a 510(k) application by the FDA is not approval of the device itself as it is not based on an in depth examination of the product.

     A PMA is the typical means by which a new product is introduced into the market when a 510(k) is not appropriate because: 1) new issues of safety and effectiveness may be involved, 2) there is no comparable pre-enactment, substantially equivalent device for comparison, and 3) the methodologies involved in the design and manufacture of the device may present safety issues of a compelling nature requiring an in depth review by the FDA. If the product is a Class III device, a controlled clinical study to demonstrate safety and effectiveness will likely be required. When the FDA issues its approval of a PMA, it is, in fact, approving the device itself for use in specific approved circumstances.

     An SPMA is a means by which a new product may be approved by the FDA, when its characteristics and indications for use are similar to a PMA device, and its the methods of design, manufacture and control present no new or unusual safety and effectiveness issues. A controlled clinical study may still be a requirement for an SPMA approval.

     All new products that are to be introduced to the United States market will require FDA approval prior to being made available for commercial marketing. See "Government Regulation".

The products currently marketed by the Company are as follows:

     TEMPORARY CARDIAC PACEMAKERS. The Company's Model 4553 MICRO-PACE, dual-chamber, temporary cardiac pacemaker, is a programmable ten (10) mode, "state of the art", single and dual-chamber temporary cardiac pacemaker consisting of three (3) atrial modes, AOO, AAI, AAT, three (3) ventricular modes VOO, VVI, VVT, and four (4) dual modes DOO, DVI, DDI, DDD. The MICRO-PACE is a technically advanced dual-chamber temporary cardiac pacemaker which utilizes a copyrighted computer software-based microprocessor design licensed to the Company by Pace Technology, a research and development partnership controlled by the Company's President and the Chairman of the Company's Medical Advisory Board. See "Patents and Licenses". With the MICRO-PACE unit, the physician is able to select the proper physiological parameters in accordance with each individual patient's needs. The MICRO-PACE unit has features that address the typical complications previously associated with advanced dual-chamber pacing modes. The simplified keyboard operation, visual display, built-in safety features, wide selection of parameter and operation modes, size and battery operation are all features that make the MICRO-PACE unit an innovation in temporary cardiac pacing. The Company received FDA approval of the MICRO-PACE unit in September, 1991 based upon the PMA of an OEM customer, and commercial distribution in the U.S. commenced at that time. In addition, the Company received its own independent PMA from the FDA covering the Model 4553
MICRO-PACE unit in March, 1994.

     The Model 4570 MICRO-PACE, dual-chamber, DDD, temporary cardiac pacemaker is an enhanced version of the Model 4553. This device received FDA SPMA approval in August, 1995. The Model 4570, dual-chamber, temporary pacemaker has the ability to sense, pace and track in the DDD mode at high-rates; thus, allowing cardiologists and surgeons to address the needs of post-operative, open-heart patients, regardless of their age. In particular, the device will greatly assist the recovery of both infants and young children, who have very fast atrial heart rates (180-210 bpm) and have developed temporary heart block, following open-heart surgery. To the Company's knowledge, the Model 4570, dual-chamber, temporary pacemaker is the only device of its kind in the world that has the ability to sense and pace at high rates in the DDD mode; thereby, restoring A-V synchrony and improving cardiac output.

     The Company also manufactures two (2) types of single-chamber temporary cardiac pacemakers, bedside units (Model 4162 and 4164) and miniature (ambulatory) units (Model EV4542 and EV4543). The larger bedside units offer ruggedness in construction, ease of operation, ease of viewing, and over a decade of proven performance. The two bedside models being offered provide customers (hospitals/physicians) with a flexibility of choice in selecting those pacing parameters best suited for their patients. The units are battery operated and attach to the bedrail which is convenient for both the patient and the physician. The miniature models attach comfortably to the patient and allow for ambulatory pacing, if required. They are highly desirable due to their small size and they offer a great deal of flexibility with regard to the selection of required pacing parameters. These miniature pacemakers are battery operated and, like the bedside units, have over a decade of reliability and performance. The Company believes based upon management's experience in the market that it is the major manufacturer of bedside pacemakers in the European market and the Company believes based upon the lack of competitive products in the market that APC Medical and its predecessors have supplied the majority of the temporary external pacemakers sold in the United Kingdom.

     PACING ANALYZER. The Model 4800 AccuPace[TRADEMARK], dual-chamber pacing analyzer, combines the benefits of dual-chamber multi-mode, multi-parameter pacing with testing features that evaluate, display, store, and print out the important characteristics of the patient's lead system. The temporary pacing feature allows the physician to perform pre-implant stimulation studies of the basic pacing parameters and functions on the patient prior to the implantation of a permanent pulse generator. Considerable attention has been paid in the design of this product to the "user friendly" aspects of its operation. The Company received 510(k) approval from the FDA covering the Model 4800 AccuPace[TRADEMARK], dual-chamber, pacing analyzer in September, 1994.

     LEAD INTRODUCERS (PEEL-AWAY). The Company's line of disposal percutaneous lead introducers provides for a temporary access to a vein so that a permanent pacing lead can be positioned within the heart. This product line includes seven sizes consisting of 7, 8, 9, 10, 10.5, 11 and 12 French types.

     MYOCARDIAL HEARTWIRES. The Company's products include a heartwire specifically intended for use as a temporary cardiac pacing lead after open-heart surgery. The disposable heartwire can be used with the Company's present line of temporary pacemakers and other manufacturers' units currently on the market.

     EXTENSION CABLES. The Company manufactures a wide variety of temporary cardiac pacemaker extension cables and surgical extension cables in order to satisfy the many different applications encountered during patient pacing. The extension cables can be used with most manufacturers' temporary external pacemakers and pacing system analyzers currently being marketed. Many of the cables can be resterilized after use, while others are disposable.

NEW AND PROPOSED PRODUCTS

     The Company generally introduces a new product outside the United States first and, upon the receipt of FDA approval, commences marketing of the product in the United States. Introduction of all of the Company's new products in the United States is subject to FDA approval. See "Current Products" and "Government Regulation".

     MODEL 5200 MINI-PACE, SINGLE-CHAMBER, TEMPORARY PACEMAKER. The Company intends to file a 510(k) submission with the FDA in the fourth quarter of 1996 covering its new Model 5200 MINI-PACE, single-chamber, temporary pacemaker. This device has many new features over our present Model EV4543 and other competitive devices now on the market. The design encompasses the expressed needs of the medical community from both a user-friendly and performance standpoint.

     MODEL 4580 SURGI-PACE, DUAL-CHAMBER, TEMPORARY PACEMAKER. The Company intents to submit a SPMA application to the FDA during the fourth quarter of 1996 covering its newly designed dual-chamber, DDD, temporary cardiac pacemaker that combines the basic features of the MICRO-PACE along with having the ability to synchronize an intra-aortic balloon pump to the temporary pacemaker's sensing and pacing action. The SURGI-PACE is the only known dual-chamber, DDD, temporary pacemaker which allows the ventricular channel of the pacemaker to be employed as the trigger to initiate deflation and inflation of the balloon catheter. In addition, many new user friendly design features have been included in the SURGI-PACE to enhance its operation.

     TEMPORARY PACING LEADS. The Company expects to file a 510(k) submission with the FDA in the fourth quarter of 1996 covering a new line of bipolar temporary pacing leads. These bipolar ventricular and atrial pacing leads are offered in 4, 5 and 6 French sizes and are radiopaque. These new disposable type bipolar temporary pacing leads are for use with the Company's present line of single-chamber bedside and miniature temporary pacemakers and other manufacturers' units currently on the market. They may also be used with the Company's Model 4553 and 4570 MICRO-PACE, dual-chamber, temporary pacemakers.

MARKETING

     The Company's temporary cardiac pacemakers and associated accessories are sold to hospitals both domestically and abroad through factory direct sales specialists, independent sales representatives, independent distributors, and OEM accounts.

     The Company believes, based upon management's experience, that the most feasible and economical plan for short and long-term sales growth is to increase its worldwide market penetration through the proper selection and utilization of manufacturers' representative organizations and distributors who are experienced in selling medical devices. These distribution outlets, combined with the Company's marketing department, will help to optimize the Company's immediate marketing needs. The Company's marketing department will support the representative and distributor organizations and will be responsible for OEM and contract purchasing accounts.

     INTERNATIONAL SALES. The Company has entered into a distributor arrangement with respect to certain international markets with APC Cardiovascular Ltd., an entity controlled by Derrick Ebden, who is a director of the Company and the former managing director of APC Medical. APC Cardiovascular sells the Company's products directly and through a pre-existing network of approximately thirty (30) distributor organizations extending from Ireland to Japan, which were formerly associated with APC Medical. APC Cardiovascular and these distributors are experienced in selling medical (cardiovascular) products and well established in the territories that they cover.

     DOMESTIC SALES (NORTH AMERICA). The Company is the distributor for its products in North America. It utilizes manufacturers' representatives and distributors. The Company oversees and supports the representative and distributor organizations. In addition, the Company utilizes OEM accounts to market single and dual-chamber temporary pacemakers under either private labels or the Company's name.

     The Company focuses on three major domestic and international selling markets. These markets are as follows:

     1. OEMS. Original Equipment Manufacturers (companies currently manufacturing implantable pacemakers) often need a second source of supply and, in many cases, require special types of temporary cardiac pacemakers that they do not manufacture. Purchase of such temporary cardiac pacemakers and leads from the Company enables the OEMs to expand their product lines and offer a more complete service to their customers.

     2. REPRESENTATIVES/DISTRIBUTORS. In addition to APC Cardiovascular, the Company utilizes representative and distributor organizations in the United States and Canada. Only those who have proven medical sales experience and integrity in making day-to-day calls on hospital purchasing directors and physicians are considered.

     3. CONTRACT PURCHASING. This includes, for the most part, annual purchasing contracts and bids that allow the hospitals or purchasing groups involved to receive a quantity discount based on a commitment of purchases scheduled for delivery throughout the year.

     The Company conducts training and education programs for its sales representatives upon engagement of the representative and upon introduction of new products. The sales representatives, in turn, provide service, training and other assistance to physicians. The Company intends to enter into contracts with its representatives which may be terminated on short notice by either party.

     The establishment of customer relationships with physicians is an important competitive factor in the industry. Although a company's products themselves must be competitive for a company to compete successfully, an experienced salesperson with established physician rapport may overcome small differences in products. While the Company, therefore, depends upon the sales activities of its representatives, the Company does not believe that the loss of any one sales representative would adversely affect its business.

     The Company's distributors and sales representatives are not restricted in marketing products that compete with the Company's products. The Company believes that its distributors and sales representatives do not presently market competing temporary cardiac pacemakers, but do presently market competing accessory products.

WORKING CAPITAL PRACTICES.

     In the United States, the Company sells its pacing products through independent sales representatives, OEM accounts, and distributors. The OEM accounts and distributors buy pacemakers directly from the Company and are billed at a discounted rate, 30 days net. Many of the Company's products are sold on a factory direct basis or through sales representatives, and the Company bills the hospitals directly. The Company generally pays the representative its commission during the month following the collection of funds. The Company's practice is to attempt to realize accounts receivable within 30 to 60 days after shipment. The Company believes, based upon management's experience, that the foregoing working capital practices are similar to those of the pacemaker industry in general.

     Since in most cases an insurance company or government program, including Medicare and Medicaid programs, reimburses the hospital or patient for pacemakers, any future reductions in government funding of health insurance may limit funds available to certain government third-party payors to pay for the Company's products; thereby, adversely affecting the Company's sales.

     The nature of the Company's pacemaker products requires that sufficient inventories of finished goods and critical components be maintained to insure that the rapid delivery requirements of its customers are met. The Company currently maintains inventories of finished goods and of certain components to meet foreseeable requirements of several months. See "Sources of Supply".

PRODUCT WARRANTIES

     TEMPORARY CARDIAC PACEMAKERS. Temporary cardiac pacemakers carry a one year warranty. The Company warrants temporary pacemakers to be free from defects in materials from one (l) year from the date of delivery when operated in accordance with the written operating instructions which accompany the instrument. The Company's obligations under this warranty are limited to repair or replacement of parts found to be defective during the warranty period. Expendable items, such as batteries, straps, and extension cables are not covered in this warranty. The Company believes, based upon management's experience, that these warranty items are consistent with practice in the pacemaker industry in general.

PRODUCT LIABILITY AND LIMITS OF INSURANCE COVERAGE

     Because the Company's temporary cardiac pacemakers and pacing leads may be life-supporting medical devices, the Company's liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance. The Company maintains product liability coverage outside the United States with annual limits of [pound]500,000 (approximately $776,500 as of December 31, 1995) per occurrence and in the aggregate. The Company does not have product liability insurance in the United States, and any claim could adversely affect the Company's financial condition. The Company believes, based upon management's experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads. However, the cost of recalling its products upon discovery of any material defects would be substantial and could have an adverse effect on the Company and its financial condition.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company continually engages in programs of product improvement and new product development. Research and development activities are carried on in the Company's own laboratories by the equivalent of five full time employees. These technically trained employees also devote part of their time to clinical evaluation and operational activities with respect to existing products. In addition, the Company utilizes, when needed, independent high technology, engineering consultants for new product development projects. The acquisition of new products and/or technology transfer is also available through licensing arrangements with other firms. See "Patents and Licenses". The Company also has a Medical Advisory Board consisting of two physicians specializing in cardiology and surgery and utilizes its individual members for advice and consultation on development and improvement of the Company's products.

     During the years ended December 31, 1994, and December 31, 1995, the Company expended $325,938 and $267,463, respectively, on research and development. See Item 12, "Certain Relationships and Related Transactions", for a discussion of certain rights the Company has acquired from a research and development partnership controlled by the Company's President and Chief Executive Officer and the Chairman of its Medical Advisory Board.

QUALITY ASSURANCE

     Quality control procedures begin upon the receipt of raw components and materials and continue during production and after final assembly. The Company keeps accurate and concise quality control and production records for each temporary pacemaker and all other products manufactured.

     The Company's quality control testing of components, sub-assemblies and final products is extensive. Approximately three employees are engaged in inspection and quality control activities. Because of the life-enhancing function pacemakers perform, all pacing system components and related products are manufactured to precise specifications.

SOURCES OF SUPPLY

     Many of the components incorporated by the Company in its pacemaker products are produced to its specifications by various suppliers. However, potentiometers for miniature temporary pacemakers are presently supplied by a single supplier. While it is the Company's policy to qualify a limited number of suppliers of components, the Company maintains a list of alternate sources of supply and intends to maintain a sufficient amount of inventory in order to minimize disruptions if conditions require selecting substitute vendors. The Company believes, based upon management's experience, that alternate sources of supply for most components could be qualified within sufficient time to avoid production delays. The Company purchases approximately 90% of its component parts in the United States with the remainder being purchased in Europe. The failure to obtain necessary quantities of materials or components in a timely fashion from vendors who are sole suppliers would have an adverse effect on the Company.

     The Company's products, which are manufactured in the U.S., are assembled on a contract basis by a single contractor. The Company believes that alternate contractors would be available if such contractor were to cease operation, which the Company does not anticipate happening. However, any cessation of operations by such contractor would disrupt the Company's U.S. production and might adversely affect the Company's business.

GOVERNMENT REGULATION

     Since temporary pacemakers and temporary pacemaker leads are "devices" as defined by the Federal Food, Drug, and Cosmetic Act, as amended (21 U.S.C. 321 et seq.) (the "Act"), all of the Company's pacemaker products are subject to the regulatory authority of the United States Food and Drug Administration ("FDA"). This authority was substantially increased by the passage of the Medical Device Amendments of 1976 in May 1976.

     Under the Act, the FDA has authority to: (i) set mandatory performance standards for medical devices; (ii) classify devices which need premarket clearance by the FDA to provide reasonable assurances of safety and effectiveness and require submission of proof of safety and effectiveness prior to the marketing of such devices; (iii) regulate clinical testing of new devices; (iv) establish "good manufacturing practices" which must be observed in the manufacture of devices; (v) require the registration of device manufacturers and their products; (vi) conduct periodic detailed inspections of device manufacturing establishments and, for some devices, inspections of records found in such establishments; (vii) establish record-keeping and reporting requirements; (viii) require reporting of product defects to the FDA; (ix) require defect notification and replacement or repair of defective products, or refund of their purchase price and reimbursement of certain associated cost of consumers and distributors, without relieving manufactures of tort liability for any injury resulting from the defect; (x) "ban" a device found to present substantial deception or an unreasonable or substantial risk of illness or injury; (xi) require that all labels and labeling for a device be adequate and truthful; and (xii) regulate the advertising of certain devices. The FDA has published regulations with respect to most of the categories outlined above, including regulations establishing good manufacturing practices that apply to all of the Company's operations, regulations classifying "devices" and regulations regarding clinical testing of new devices.

     Under the FDA regulations implementing the 1976 Amendments, the Company's pacing leads and temporary cardiac pacemakers are classified as "Class III" medical devices. The Act requires "premarket approval" by the FDA of new "Class III" medical devices as a condition for "commercial distribution" of such devices and approval of substantial changes in current products prior to the products being commercially distributed. Obtaining such approval requires the filing of applications with the FDA containing proof that the products are safe and effective. This process can be both costly and time consuming.

     Medical devices which are "substantially equivalent" to devices marketed in interstate commerce prior to May 28, 1976 may be sold commercially upon FDA determination of such substantial equivalence. The Company has obtained favorable FDA determination letters with respect to many of its current pacemaker products. The Company will be seeking similar FDA determination of substantial equivalence on other products. See "Business-New and Proposed Products". The Company's MICRO-PACE dual-chamber temporary cardiac pacemaker was not substantially equivalent to any device that was in commercial distribution before May 28, 1976. As a result, commercial distribution of the MICRO-PACE unit was delayed until FDA approval was obtained in September, 1991.

     The Company is not in a position to make a judgment as to the full impact of the FDA regulations on continuing operations, particularly the pre-market approval procedures, but it expects to have to devote substantial time and significant expense to compliance matters in the foreseeable future. In addition, there is no assurance that changes in governmental regulations will not adversely affect the Company.

     Where a device is found to be in violation of the requirements of the Act or regulations thereunder, the FDA is authorized to seek an injunction against the further manufacture and distribution of the device and to have the device seized. The FDA may itself administratively restrain a device for up to 30 days pending institution of further regulatory action. In addition to these remedies, the FDA may seek criminal penalties against corporations and individuals who ship or cause the shipment of prohibited devices in interstate commerce or who otherwise violate the Act. Finally, the FDA has developed a "recall" procedure under which a manufacturer or distributor may be requested to remove a product from interstate commerce if that product violates the Act.

     Pursuant to its regulatory authority, the FDA has conducted routine inspections of the Company's manufacturing facilities, none of which has resulted in any action by the FDA to impose administrative or judicial sanctions against the Company, or in any interruption of commercial distribution of the Company's products.

     The FDA's regulatory authority over devices continues after the product is approved for marketing, and the FDA may pursue its remedies described above if it finds that the device proves to be unsafe or ineffective. To date, the FDA has made no such determination with respect to any of the Company's products and the Company has no reason to believe that the FDA will do so in the future. If there should be substantial failures in any of the Company's products presently being sold, it is likely that such products would have to be taken off the market either pursuant to FDA action, or otherwise, and the Company's business would be adversely affected.

     Certain states may also regulate medical devices, but such state regulation, if different from federal requirements, must have prior FDA approval. The company's products are also subject to various regulations by governments outside the United States. Many foreign countries have regulations similar to the FDA that must be adhered to. Also the Department of Health and Social Security in the U.K. carefully monitors the performance of U.K. manufacturing companies. The Company believes that its products are in compliance with such other regulations.

FOREIGN OPERATIONS

     For the years ended December 31, 1994, and December 31, 1995, revenues from foreign customers, including export sales, totaled $464,053 and $523,657, respectively (approximately 38% and 30%, respectively, of net sales). APC Medical assembles a portion of the Company's products in the United Kingdom for shipment to foreign and domestic customers. APC Medical manufactures temporary pacemakers, temporary pacemaker extension cables, and surgical extension cables in its own facility for its foreign customers. See "Notes to Consolidated Financial Statements".

     The Company's operations can be affected by currency fluctuations. Fluctuations between the pound and the dollar can affect the Company's position in international competition, with a strengthening of the dollar making its products less expensive to customers in the United States and a weakening of the dollar making its products more expensive to customers in the United States. In addition, the Company's foreign business is subject to the usual risks incident to operating abroad, including currency restrictions, currency adjustments and changes in foreign laws.

     The Company believes that the changes which took effect in 1994 and 1995 in the European Economic Community ("EEC") have not had any material adverse effect on the Company's business because of the Company's established presence in the EEC market through APC Medical.

EMPLOYEES

     At December 31, 1995, the total number of the Company's full-time employees was 12. APC Medical employed 4 of these employees. The Company believes, based upon management's opinion, that its relations with its employees are satisfactory.

PATENTS, TRADEMARKS AND LICENSING

     In August, 1986, the Company acquired a ten year exclusive license from Pace Technology covering the technology used in the MICRO-PACE series of temporary cardiac pacemakers. The Company has agreed to pay Pace Technology a royalty of 5% on sales of programmable temporary pacemakers incorporating this technology. The license becomes fully paid-up at the end of the ten year term. See Item 12. Certain Relationships and Related Transactions.

     The Company owns no patents covering the technology incorporated in its products, and the Company is not aware that any of its products infringe on patents owned by others. However, the Company has not conducted a formal patent search to determine whether any of its products so infringe and there can be no assurance that the technology used in the Company's products may not be covered by an existing or future patent owned by others. If it is determined that the Company is infringing, then it is the Company's intention to acquire licenses covering such technology, to the extent that licenses are available under such patents. It is the Company's belief that the payments of additional reasonable royalties would not impair its business. However, if the owner of such a patent refused to grant a license to the Company, then one or more of the Company's products might be at a competitive disadvantage in the market. If the Company should decide to incorporate such technology into its products without first obtaining a license, the Company could be enjoined from marketing the product, which would adversely affect the Company's business.

COMPETITION

     In the temporary pacemaker market, the Company is in competition with approximately four (4) companies.

     The manufacturers of temporary pacemakers market their products on a direct basis, through manufacturers' representatives and distributors, or to OEM implantable pacemaker manufacturers. The Company intends to expand its share of this OEM market during 1996.

     Many of the Company's competitors use direct sales people who are controlled by, and sell pacemakers and other medical products exclusively for, their employers, unlike the Company's independent sales representatives and distributors who direct their own activities and sell medical products manufactured by other companies. Due to its limited resources, the Company has not to date been able to render specialized customer services equivalent to those provided by such manufacturers.

     In addition to the major competitors, there are other domestic and foreign manufacturers developing and marketing pacing leads and temporary pacemakers. Foreign manufacturers may receive the benefit of national and local laws protecting them from outside competition.

     Product characteristics (including reliability, performance and longevity), design (lightness, compactness and contours), salesperson/physician relationships, warranty terms, service and price are all competitive factors in the industry. The Company believes, based upon management's experience, that it maintains a competitive position with respect to most of these elements. Since the Company's salespeople are not direct employees of the Company, the Company may have less control over salesperson/physician relationships than certain of its competitors whose salespeople are direct employees.

     With the rapid progress of medical technology, and in spite of continuing research and development progress, the Company's products are always subject to the risk of being rendered obsolete by the introduction of new products or techniques.

     Some of the conditions and diseases which the Company's pacemakers are designed to treat may, in some cases, also be treated by drug therapy. The Company does not deem itself to be in direct competition with pharmaceutical companies because, at present, drug therapy is infrequently a viable alternative to the use of a pacemaker. However, new drugs and methods of therapy may be developed by pharmaceutical or other health care companies which might compete with the Company's products. Most of such companies are larger than the Company and possess more substantial research facilities and other resources.

ENVIRONMENTAL LAWS

     Due to the nature of its activities, the Company does not believe that compliance with environmental laws and regulations will have a materially adverse effect on its financial condition or operations.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company occupies approximately 2,600 square feet of space in Waltham, Massachusetts, which it uses for offices, engineering and inventory storage. The Company occupies this space as a tenant at will with an annual basic rent of approximately $37,000 or approximately $14.23 per square foot. As a tenant at will, the Company's occupancy of this space may be terminated by the Company or the landlord upon thirty days prior notice. The Company believes, based upon management's knowledge of the local real estate market, that termination of its occupancy of this space would not have a material adverse effect on the Company's business because comparable space at no less favorable terms is readily available in the Waltham area. The Company does not presently anticipate terminating its occupancy of this space.

     In addition, APC Medical leases approximately 5,000 square feet of manufacturing and office space located in Welwyn Garden City, Herts, England at a current annual rent of approximately [pound]28,500 ($44,175) or approximately [pound]5.70 ($8.85) per square foot. The lease expires in 2006 and contains provisions requiring upward revision of the rent every five years.

     The Company believes, based upon management's evaluation of its future space needs, that the Company's facilities in Waltham and England are adequate. In addition, in the opinion of the Company's management, the Company's facilities are adequately insured.

ITEM 3.   LEGAL PROCEEDINGS.

     As of December 31, 1995, neither the Company nor APC Medical was party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is now quoted on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol PMDL. The
Company's Common Stock was quoted on the NASDAQ Stock Market under the symbol
PMED from July 29, 1987, when it began public trading, until January 14, 1994, when it was delisted because of the Company's failure to meet the $2,000,000 total assets requirement for continued listing. The following table sets forth, for the periods indicated, the closing quote on the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not reflect actual transactions.


Fiscal Year Ended December 31, 1994 (OTC)                     Closing Quote
                                                             --------------

       First Quarter                                                  1

       Second Quarter                                               3/4

       Third Quarter                                              1 1/8

       Fourth Quarter                                               5/8

Fiscal Year Ended December 31, 1995 (OTC)

       First Quarter                                                5/8

       Second Quarter                                               5/8

       Third Quarter                                                3/4

       Fourth Quarter                                               3/4


     On March 22, 1996, the closing quoted price for the Common Stock, as reported by the OTC Bulletin Board, was $1.00 per share and there were approximately 107 record holders and approximately 350 beneficial holders of the Common Stock.

     The Company has never paid any dividends and does not have any intention of paying any dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     LIQUIDITY AND CAPITAL RECOURCES

     As of December 31, 1995, the Company had cash and cash equivalents of $772,006 and working capital of $1,336,596. This contrasts to comparable cash and working capital positions at December 31, 1994 of $781,110 and $1,131,820.

     The increase in the Company's liquidity since the beginning of the fiscal year is attributable to it experiencing a positive operating cash flow resulting from profitable operations during fiscal year 1995. As is evidenced in its financial statements, the Company's capital commitments are minimal.

     Management continues to believe that the current level of working capital coupled with the flexibility of the Company's cost structure, should suffice to ensure that its on-going operations are financed adequately in fiscal 1996. On this basis, management has no immediate plans to seek additional financing. In the long term, however, additional equity financing may be sought to continue to fund research and development and to expand the Company's marketing operation.

     RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994

     Sales increased by 44% from $1,216,446 in 1994 to $1,754,242 in 1995 primarily due to the increase of new orders for temporary cardiac pacemakers and pacing analyzers from the Company's OEM customers and a number of international customers. It is also believed that hospital budgetary considerations and the political health care environment improved considerably during 1995. This had a positive effect on purchasing decisions.

     During 1994, the Company received a Premarket Approval Application (PMA) from the Food and Drug Administration covering the MICRO-PACE, dual-chamber, temporary pacemaker. Management believes this has put the Company in a much stronger competitive position in the marketplace. The PMA approval enabled the Company to submit a Supplemental Premarket Approval Application (SPMA) to the FDA covering many new design features that enhance the MICRO-PACE's usefulness for cardiac patients. These product enhancements, once approved by the FDA, will provide for additional revenues that should improve the Company's overall operating results.

     Gross margins for 1995 were approximately 52%. This is consistent with the 52% margin the Company experienced in 1994 and is reflective of a stabilization in the Company's product mix.

     Operating expenses remained approximately the same at $695,713 in 1995 as compared to $726,145 in 1994. This was attributable to management's cost control measures being tightly enforced. Management continues to believe that operating expenditures will not increase during fiscal year 1996, yet will be sufficient to maintain the Company's research and development efforts.

     The Company has reflected no tax provision on its financial statements for 1995 because of its ability to utilize net operating loss carryforwards in both the U.S. and the U.K. The Company made approximately $246,018 or $.07 per share for the year ended December 31, 1995. This contrasts with a 1994 loss of ($65,306) or ($.02) per share.

     Management believes that inflation has had no impact on either net sales or income in the previous two years.

NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS No. 121 during fiscal year 1996. The Company is evaluating the impact that implementation of SFAS No. 121 will have on its 1996 financial statements.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires the fair value of stock-based compensation either to be disclosed or recognized in the consolidated financial statements. The Company is evaluating whether or not it will adopt the recognition provisions of SFAS No. 123 and accordingly has not yet determined the effect of such a change.


ITEM 7.   FINANCIAL STATEMENTS.

     The Company's financial statements, including

       i.  Independent Auditors' Report
      ii.  Consolidated Balance Sheets
     iii.  Consolidated Statements of Operations
      iv.  Consolidated Statements of Shareholders' Equity
       v.  Consolidated Statements of Cash Flows
      vi.  Notes to Consolidated Financial Statements

are set forth below beginning at Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company are as follows:

              Name                     Age                    Position
              ----                     ---                    --------

     Ralph E. Hanson                   67             President, Chief Executive
                                                        Officer, Treasurer, and
                                                        Chairman of Board of
                                                        Directors
     Derrick Ebden                     45             Director
     Drusilla F. Hays                  46             Vice President and Clerk
     George F. Harrington              59               Director
     Anthony W. Bailey                 40             Vice President and General
                                                        Manager

     Each Director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. Except as noted below, no officer holds his/her office for a fixed term and the Board of Directors may terminate any officer's term of office. No family relationships exist among the Company's Directors and executive officers.

     Ralph E. Hanson is the Company's founder and has been its President, Treasurer, Chief Executive Officer and a Director since the Company's incorporation in 1985. Mr. Hanson is a general partner in Pace Technology, a general partnership which has licensed certain technology to the Company. See
Item 12. Certain Relationships and Related Transactions.

     Derrick Ebden has been a Director of the Company since its incorporation in 1985. Mr. Ebden has been the Managing Director of APC Cardiovascular Ltd., a distributor of medical devices, since March, 1990. See Item 12. Certain Relationships and Related Transactions. Prior to that time, Mr. Ebden served as the Managing Director of the Company's subsidiary, APC Medical Ltd., since 1982 and had been a Vice President of the Company since its incorporation.

     Drusilla F. Hays has been a Vice President and Clerk of the Company since its incorporation in 1985.

     George F. Harrington has been a Director of the Company since January, 1986. He is President of Boston Equity Management Co., a private investment management firm, and has been involved in private investment management since 1967.

     Anthony W. Bailey has been Vice President and General Manager of the Company since September, 1987.

     Under the federal securities laws, the Company's directors and executive officers and any other persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission. During the fiscal year ended December 31, 1994, all of these filing requirements were satisfied, except that Mr. Ebden, Mr. Bailey, and Ms. Hays failed to file on a timely basis one report relating to one transaction in December, 1995, and Mr. Harrington failed to file on a timely basis one report relating to two transactions in December, 1995. In making these disclosures, the Company has relied solely on written representations of its directors, executive officers, and ten percent stockholders, and copies of reports that they have filed with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION.


     1.   SUMMARY OF ANNUAL COMPENSATION


     The table set forth below shows the annual compensation paid by the Company to its Chief Executive Officer, and to its executive officers while in such capacities, as a group, for the three fiscal years ended December 31, 1995. No executive officer, except for the Chief Executive Officer, received a total annual salary and bonus in excess of $100,000 in any such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                                    -------------------                         ----------------------
                                                                                AWARDS
                                                                                ----------------------

NAME AND                                                                        SECURITIES
PRINCIPAL                                                  OTHER ANNUAL         UNDERLYING            ALL OTHER
POSITION            YEAR         SALARY($) BONUS($)       COMPENSATION($)       OPTIONS (#))(1)       COMPENSATION($)(2)(3)
- - --------            ----         ------------------       ---------------       ---------------       ---------------------


Ralph E.            1995          111,712    --               --                    --                     --
 Hanson,            1994          105,908    --               --                    --                     --
 President,         1993           95,641    --               --                    --                     --
 Treasurer &
 Chief Executive
 Officer

All Executive       1995          269,036    --               --                50,000                     --
 Officers as a      1994          260,665    --               --                    --                     --
 Group (3           1993          236,716    --               --                    --                  3,750
 Persons)

- - ----------
     (1) Represents shares of Common Stock subject to non-qualified stock options granted during fiscal year 1995. See "Option Grants in Last Fiscal Year".

     (2) Does not include perquisites and other personal benefits received by the executive officers because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for any named individual.

     (3) Includes the value realized upon the exercise of options granted under the Company's 1986 Non-Qualified Stock Option Plan.


     2.   STOCK OPTIONS

     The table set forth below shows information regarding individual grants of stock options by the Company to its Chief Executive Officer and to its executive officers, as a group, for the fiscal year ended December 31, 1995.

                        OPTION GRANTS IN LAST FISCAL YEAR
                        ---------------------------------

                                                      % OF TOTAL
                        NUMBER OF SECURITIES        OPTIONS GRANTED
                        UNDERLYING OPTIONS          TO EMPLOYEES IN         EXERCISE         EXPIRATION
NAME                      GRANTED (#)(1)              FISCAL YEAR          PRICE ($)(2)         DATE
- - ----                    --------------------        ---------------        ------------      ----------

Ralph E. Hanson                 0                           --                 --                 --

All Executive
 Officers as a
 Group (3
 Persons)                  50,000                           45%              $.50            12/6/00


- - ----------
     (1) Represents shares of Common Stock subject to five-year non-qualified options granted in December, 1995.

     (2) The Board of Directors determined that the fair market value of the Company's Common Stock was $.50 per share on the date of grant.

     The table set forth below shows information regarding the value of unexercised stock options held by the Company's Chief Executive Officer and its executive officers, as a group, at December 31, 1995.

                   AGGREGATE OPTION VALUES AT FISCAL YEAR END
                   ------------------------------------------

                              NUMBER OF SECURITIES
                              UNDERLYING UNEXERCISED                VALUE OF
                              OPTIONS AT FY-END (#)            UNEXERCISED IN-THE-
                              ---------------------             MONEY OPTIONS AT
NAME                        EXERCISABLE   UNEXERCISABLE           FY-END ($)(1)
- - ----                        -----------  --------------           -------------

Ralph E. Hanson                   0             0                        --

All Executive
 Officers as a
 Group (3 Persons)           50,000             0                    12,500


- - ----------
     (1) The closing quote on December 31, 1995 for a share of the Company's Common Stock on the OTC Bulletin Board was $.75.

                                      -25-

     Neither Mr. Hanson nor any executive officer of the Company exercised any options during the fiscal year ended December 31, 1995.

     3.   EMPLOYMENT CONTRACTS

     On June 1, 1995, the Company entered into a three year employment agreement with Mr. Hanson. Under the terms of this agreement, Mr. Hanson will serve as the Company's President and Chief Executive Officer at salary of not less than $105,000 per annum, and will be eligible for such fringe benefits as are generally made available by the Company by its employees. In addition, the agreement also imposes upon Mr. Hanson certain confidentiality requirements and certain restrictions regarding his ability to compete with the Company following his employment.

     4.   DIRECTOR COMPENSATION

     The Company's directors receive no cash compensation in consideration for serving on the Board of Directors. However, in December, 1995, the Company granted to each of George F. Harrington and Derrick Ebden a five year non-qualified stock option to purchase 25,000 shares of Common Stock at an exercise price of $.50 per share, which was determined by the Board of Directors to be the fair market value of the Company's Common Stock on the date of grant. The closing quote on December 31, 1995 for a share of the Company's Common Stock on the OTC Bulletin Board was $.75.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     1.   CERTAIN BENEFICIAL OWNERS.

     As of March 22, 1996, the only stockholders known to the Company to be the beneficial owners of more than 5% of the Company's outstanding shares of Common Stock were Ralph E. Hanson, who is a director, Paul J. LaRaia, M.D. of 45 Ravine Road, Wellesley, Massachusetts 02181, who is the beneficial owner of 301,000 shares of Common Stock or 8.9% of the outstanding Common Stock, and LifeSciences Technology Partners, L.P., 2317 20th Street, N.W., Washington, D.C. 20009, and Diversified Strategies Fund, L.P., 1230 Hurstbourne Lane, Suite 215, Louisville, Kentucky 40222, which as a group are the beneficial owners of 190,000 shares of Common Stock or 5.6% of the outstanding Common Stock. The number of shares owned beneficially by Mr. Hanson and the percentage of the outstanding Common Stock represented by such shares is set forth in tabular form below.

     2.   BENEFICIAL OWNERSHIP OF MANAGEMENT.

     Each of the persons named in the following table has furnished the respective information shown:


                                                  SHARES
                                                BENEFICIALLY
NAME, ADDRESS, &                                OWNED AS OF
 OFFICES HELD WITH                               MARCH 22,         PERCENTAGE
 THE COMPANY                                       1996             OF CLASS
 -----------                                       ----             --------

Ralph E. Hanson                                  900,000(1)           26.5%
 Pace Medical, Inc.
 391 Totten Pond Road
 Waltham, MA 02154
 President, Chief Executive
 Officer, Treasurer, and
 Chairman of the Company

Derrick Ebden                                     99,000(2)            2.9%
 APC Cardiovascular Ltd.
 18 Macon Court
 Macon Way
 Crewe
 Cheshire CW1 1EA, England
 Managing Director of APC
 Cardiovascular Ltd.

George F. Harrington                             117,000(3)            3.4%
 Boston Equity Management Co.
 6 Tucker Street
 Marblehead, MA  01945
 Director of the Company

Directors and Officers as a Group              1,294,000(4)           36.5%

- - ----------
     (1) Includes 50,000 shares of Common Stock which Mr. Hanson has a right to acquire within 60 days pursuant to the exercise of options.

     (2) Includes 25,000 shares of Common Stock which Mr. Ebden has a right to acquire within 60 days pursuant to the exercise of options.

     (3) Includes 25,000 shares of Common Stock which Mr. Harrington has a right to acquire within 60 days pursuant to the exercise of options.

     (4) Includes 150,000 shares of Common Stock which officers and directors have a right to acquire within 60 days pursuant to the exercise of options.

     Mr. Hanson, as beneficial owner of 26.5% of the outstanding Common Stock of the Company, Chairman of the Company's Board of Directors, and the Company's founder, may be deemed a controlling person of the Company under the Securities Exchange Act of 1934.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Ralph E. Hanson, the President, Chief Executive Officer, and a Director of the Company, and Paul J. LaRaia, M.D., who is the owner of 8.9% of the Company's Common Stock, are equal partners in Pace Technology, a Massachusetts general partnership, which owns certain technology incorporated in the Company's MICRO-PACE series of temporary pacemakers. Such technology was exclusively licensed to the Company in 1986 for ten years under a license agreement providing for royalties of 5%. After such time, the license will be fully paid-up and irrevocable, and no further royalties will be payable by the Company. The Company accrued royalties to Pace Technology of $39,748 during 1995 and $30,467 during 1994.

     In March, 1990, the Company entered into an Agreement with APC Cardiovascular Ltd., ("Cardiovascular"), a company in which Derrick Ebden, a Director of the Company, is Managing Director and a principal stockholder, pursuant to which Cardiovascular was appointed the sole distributor of the Company's products outside of North and South America on normal trade terms. Such agreement does not have a fixed term, but is terminable by either party upon one year's advance written notice. Prior to leaving the employment of the Company in March, 1990 in connection with the Company's downsizing of its operations in the United Kingdom, Mr. Ebden had been in charge of the Company's marketing efforts outside of North and Central America through APC Medical. The Company made sales to Cardiovascular of $447,759 during 1995 and $434,892 during 1994. All such sales were made on normal trade terms.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          A.   REPORTS ON FORM 8-K.

               No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-KSB.


         B.   EXHIBITS.

1.1       Selling Agreement.
1.1.1     Agreement dated December 7, 1990 with Culverwell & Co., Inc.
           regarding Selling Agreement.
1.2       Additional Selling Agent Agreement.
1.3       Escrow Agreement.
3.1       Restated Articles of Organization of the Registrant.
3.2       By-laws of the Registrant, as amended.
4.1       Specimen Certificate for shares of Common Stock, $.01  par value.
4.2       Specimen Warrant Certificate (also included in  Exhibit  4.4).
4.3       Unit Purchase Warrant Certificate.
4.3.1     Unit Purchase Warrant Certificate, as amended.
4.3.2     Amended Unit Purchase Warrant Certificate.
4.4       Warrant Agreement.
4.4.1     First Amendment to Warrant Agreement.
4.4.2     Second Amendment to Warrant Agreement.
10.1      License Agreement dated August 1, 1986 between the Registrant and
           Pace Technology.*
10.1.1    Amendment to License Agreement dated as of August 4, 1986.*
10.2      1986 Non-Qualified Stock Option Plan, as amended.*
10.3      Form of Non-Qualified Stock Option Agreement.*
10.4      Lease dated December 16, 1986 between Totten Pond Realty Trust and the Registrant.
10.5.1    License to Assign Lease among The John Laing Pension Trust
           Limited, Data Design Techniques Limited and D.D.T. Maintenance
           Limited, and APC Medical Ltd. - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (the "1989 Form 10-K") and incorporated herein by this reference.
10.8      Consulting Agreement dated August 4, 1986 between the Registrant and
           Abraham Azulay, M.D.
10.10     Consulting Agreement dated August 4, 1986 between the Registrant and
           G. Edgar Sowton, M.D.
10.11     Agreement for Purchase and Sale of Stock dated as of May 1, 1985 between Ralph E. Hanson and American Pacemaker Corporation.
10.12     Agreement dated as of March 15, 1985 between APC Medical Ltd. and
           American Pacemaker Corporation.
10.13     Security Agreement dated as of March 15, 1985 between APC Medical
           Ltd. and American Pacemaker Corporation.
10.14     Indemnification Agreement dated May 1, 1987 between the Registrant and American Pacemaker Corporation.
10.15     Form of Escrow Agreement between the Registrant and its stockholders.


10.16     Supply Agreement dated February 19, 1988 with Siemens-Pacesetter,
           Inc. - previously filed as an exhibit to the 1989 Form 10-K and incorporated herein by this reference.
10.17     Agreement dated April 16, 1990 with Fechtor, Detwiler & Co., Inc.
10.18     Common Stock Purchase Warrant Certificate dated May 31, 1990 in the name of Fechtor, Detwiler & Co., Inc.
10.19     Common Stock Purchase Warrant Certificate dated May 31, 1990 in the name of Fechtor, Detwiler & Co., Inc.
10.19.1   Letter dated June 12, 1992 extending such Common Stock Purchase
           Warrant Certificate - previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended
           December 31, 1992 (the "1992 Form 10-KSB") and incorporated herein by this reference.
10.20     Common Stock Purchase Warrant Certificate dated May 31, 1990 in the name of Lynch, Brewer, Hoffman &  Sands.
10.20.1   Letter dated June 12, 1992 extending such Common Stock Purchase
           Warrant Certificate - previously filed as an exhibit to the 1992
           Form 10-KSB and incorporated herein by this reference.
10.21     Common Stock Purchase Warrant dated January 23, 1988 in the name of
           The Equity Group, Inc.
10.22     Agreement dated October 25, 1989 with Allen & Company Incorporated.
10.23     Distributor Agreement dated as of March 12, 1990 with APC
           Cardiovascular Ltd.*
10.24     Agreement dated August 28, 1989 with the Defense Logistics Agency of the U.S. Government, as amended.
10.25     Agreement dated December 7, 1990 with Culverwell &Co., Inc.
10.26     Common Stock Purchase Warrant Certificate dated December 7, 1990 in the name of Culverwell & Co., Inc.
10.26.1   Letter dated December 1, 1992 extending such Common Stock
           Purchase Warrant Certificate - previously filed as an exhibit to the 1992 Form 10- KSB and incorporated herein by this reference.
10.27     Common Stock Purchase Warrant Certificate dated October 1, 1991 in the name of Leonardo G. Zangani - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K") and incorporated herein by this reference.
10.28     Common Stock Purchase Warrant Certificate dated January 1, 1992 in the name of Leonardo G. Zangani - previously filed as an exhibit to the 1991 Form 10-K and incorporated herein by this reference.
10.29     Form of Notice of Redemption of Common Stock Purchase Warrants
           dated January 13, 1992 and Letter of Transmittal - previously filed as an exhibit to the Registrant's Current Report on Form
           8-K dated January 20, 1992 and incorporated herein by this reference.



10.30     Common Stock Purchase Warrant Certificate dated July 14, 1992 in the name of Culverwell & Co., Inc. - previously filed as an exhibit to the 1992 Form 10-KSB and incorporated herein by this reference.
10.31     Common Stock Purchase Warrant Certificate dated March 1, 1994 in the name of Leonardo G. Zangani - previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993 (the "1993 Form 10-KSB") and incorporated herein by this reference.
10.32     Common Stock Purchase Warrant Certificate dated March 1, 1994 in the name of Lynch, Brewer, Hoffman & Sands - previously filed as an exhibit to the 1993 Form 10-KSB and incorporated herein by this reference.
10.33     Form of Non-Qualified Stock Option Agreement - filed herewith.*
10.34     Form of Common Stock Purchase Warrant Certificate issued to Lynch,
           Brewer, Hoffman & Sands, Culverwell & Co., Inc., Fechtor,
           Detwiler & Co., Inc., and Leonardo G. Zangani during fiscal 1995
           - filed herewith.
10.35     Employment Agreement dated as of June 1, 1995 with Ralph E. Hanson -
                filed herewith.*
11.1      Computation of Net Income per Common Share - filed  herewith.
22.1      Subsidiaries.
27.1      Financial Data Schedule - filed herewith.


     Unless otherwise specified, all of the foregoing exhibits were filed as exhibits to the Company's Registration Statement on Form S-18, No. 33-13927-B, as amended, and are incorporated herein by this reference.

     *Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     (Registrant)                   PACE MEDICAL, INC.


                                    By: RALPH E. HANSON
                                        ------------------------------------
                                        Ralph E. Hanson, President


                                    Date  March 27, 1996
                                        ------------------------------------

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                    By  RALPH E. HANSON
                                        ------------------------------------
                                        Ralph E. Hanson, Director, Principal
                                        Executive, Financial, and Accounting
                                        Officer

                                    Date  March 27, 1996
                                        ------------------------------------


                                    By  GEORGE F. HARRINGTON
                                        ------------------------------------
                                        George F. Harrington, Director

                                    Date  March 27, 1996
                                        ------------------------------------


                                    By  DERRICK EBDEN
                                        ------------------------------------
                                        Derrick Ebden, Director

                                    Date  March 27, 1996
                                        ------------------------------------

DELOITTE &
  TOUCHE LLP
- - ------------           ---------------------------------------------------------
      [LOGO]           125 Summer Street                 Telephone:(617)261-8000
                       Boston, Massachusetts 02110-1617  Fascimile:(617)261-8111





INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Pace Medical, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of Pace Medical, Inc. and its wholly owned subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its wholly owned subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/S/DELOITTE & TOUCHE LLP

March 25, 1996







        ---------------
        Deloitte Touche
        Tohmatsu
        International
        ---------------

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- - -------------------------------------------------------------------------------

ASSETS                                            1995         1994

CURRENT ASSETS:
 Cash and cash equivalents                    $  772,006    $  781,110
 Accounts receivable (no allowance for
  doubtful accounts considered necessary)        279,607       167,660
 Accounts receivable-related party               101,174       102,281
 Inventories:
  Raw materials                                  297,247       201,320
  Work in process                                 96,782       101,894
  Finished goods                                 114,039        93,768
 Prepaid expenses                                 45,489        46,851
                                              ----------    ----------
      Total current assets                     1,706,344     1,494,884
                                              ----------    ----------
PROPERTY AND EQUIPMENT - At cost:
 Machinery, equipment and tooling                200,400       197,656
 Office furniture and equipment                   12,201        13,610
 Leasehold improvements                           23,250        23,400
                                              ----------    ----------
                                                 235,851       234,666

  Less accumulated depreciation and
    amortization                                (210,317)     (203,134)
                                              ----------    ----------
                                                  25,534        31,532
                                              ----------    ----------
OTHER ASSETS                                      47,832        18,144
                                              ----------    ----------
TOTAL                                         $1,779,710    $1,544,560
                                              ==========    ==========


LIABILITIES AND SHAREHOLDERS'                     1995          1994
 EQUITY
CURRENT LIABILITIES:
 Accounts payable                            $   149,450       161,528
 Accrued expenses                                 54,634        61,114
 Due to officer                                      -          14,506
 Accrued royalties                               165,664       125,916
                                             -----------   -----------
     Total current liabilities                   369,748       363,064
                                             -----------   -----------
EXCESS OF ACQUIRED NET ASSETS
 OVER PURCHASE PRICE                              14,656        29,314
                                             -----------   -----------
SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized
  5,000,000 shares; issued and outstanding,
  3,380,850 shares in 1995 and 1994               33,809        33,809
 Additional paid-in capital                    3,137,351     3,137,351
 Cumulative translation adjustment                57,081        59,975
 Accumulated deficit                          (1,832,935)   (2,078,953)
                                             -----------   -----------
                                               1,395,306     1,152,182

                                             -----------   -----------
 TOTAL                                       $ 1,779,710   $ 1,544,560
                                             ===========   ===========

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1994
- - -------------------------------------------------------------------------------

                                                         1995          1994

NET SALES (Note 7)                                    $1,754,242    $1,216,446

COST OF SALES                                            842,394       585,257
                                                      ----------    ----------
GROSS PROFIT                                             911,848       631,189

OPERATING EXPENSES:
  Selling, general and administrative expenses           428,250       400,207
  Research and development expenses                      267,463       325,938
                                                      ----------    ----------
INCOME (LOSS) FROM OPERATIONS                            216,135       (94,956)
                                                      ----------    ----------
OTHER INCOME (EXPENSE):
  Exchange gains (losses), net                              (814)        9,003
  Other income, primarily interest                        30,697        20,647
                                                      ----------    ----------
                                                          29,883        29,650
                                                      ----------    ----------
NET INCOME (LOSS)                                     $  246,018    $  (65,306)
                                                      ==========    ==========
NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                                    $     0.07    $    (0.02)
                                                      ==========    ==========
AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                        3,380,850     3,387,600
                                                      ==========    ==========

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995 AND 1994
- - ---------------------------------------------------------------------------------------------------------------------------

                                                                    ADDITIONAL   CUMULATIVE                      TOTAL
                                                   COMMON STOCK       PAID-IN    TRANSLATION   ACCUMULATED    SHAREHOLDERS'
                                                 SHARES     VALUE     CAPITAL    ADJUSTMENT      DEFICIT         EQUITY

BALANCES, JANUARY 1, 1994                      3,389,850   $33,899   $3,141,761    $57,187     $(2,013,647)    $1,219,200

  Return of compensating stock award              (9,000)      (90)      (4,410)      -               -            (4,500)

  Net loss                                          -         -            -          -            (65,306)       (65,306)

  Aggregate translation adjustments                 -         -            -         2,788            -             2,788
                                               ---------   -------   ----------    -------     -----------     ----------

BALANCES, DECEMBER 31, 1994                    3,380,850    33,809    3,137,351     59,975      (2,078,953)     1,152,182

  Net income                                        -         -            -          -            246,018        246,018

  Aggregate translation adjustments                 -         -            -        (2,894)           -            (2,894)
                                               ---------   -------   ----------    -------     -----------     ----------

BALANCES, DECEMBER 31, 1995                    3,380,850   $33,809   $3,137,351    $57,081     $(1,832,935)    $1,395,306
                                               =========   =======   ==========    =======     ===========     ==========

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994
- - --------------------------------------------------------------------------------

                                                                1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $ 246,018   $ (65,306)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization                             13,912      16,589
      Return of compensatory stock award                          -         (4,500)
      Changes in assets and liabilities:
        Accounts receivable                                   (114,941)   (153,257)
        Prepaid expenses                                        (1,424)    (19,851)
        Inventories                                           (111,889)     22,336
        Accounts payable                                        (7,766)    (24,162)
        Accrued royalties and expenses                          34,091      62,654
        Other                                                  (59,807)    (18,969)
                                                             ---------   ---------
           Net cash used in operating activities                (1,806)   (184,466)

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Additions to property and equipment                           (7,012)     (2,416)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (286)      3,157
                                                             ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (9,104)   (183,725)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   781,110     964,835
                                                             ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $ 772,006   $ 781,110
                                                             =========   =========

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994
- - --------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION - The consolidated financial statements include the accounts of Pace Medical, Inc. ("Pace" or the "Company") and its wholly owned subsidiary, APC Medical Ltd. ("APC"), a United Kingdom ("UK") company. The Company manufactures and sells temporary external pacemakers, related accessories and temporary heart pacemaker leads. All intercompany transactions, balances and profits are eliminated.

    USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    SALES - Sales are recorded upon shipment of goods.

    INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market.

    PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is recorded under the straight-line method based on the estimated useful lives of the related assets. Depreciation expense approximated $10,000 and $12,000 for the years ended December 31, 1995 and 1994, respectively.

    TRANSLATION OF FOREIGN CURRENCIES - All assets and liabilities of APC are translated at exchange rates in effect on reporting dates, while income and expenses are translated at rates which approximate those in effect on transaction dates. Differences due to changing translation rates are charged or credited to the cumulative translation adjustment in shareholders' equity. Gains and losses from foreign currency transactions are included in net income.

    EXCESS OF ACQUIRED NET ASSETS OVER PURCHASE PRICE - The excess of acquired net assets over the purchase price is being amortized over ten years from the date of acquisition.

    INCOME TAXES - The Company computes income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This standard requires current and deferred tax assets and liabilities to be determined based on tax rates and laws enacted as of the balance sheet date rather than historical tax rates. No deferred taxes have been recorded because of the inability of the Company to use tax carryforwards against future reversals of temporary differences.

    WARRANTY - The Company warrants its temporary cardiac pacemakers for one year. Reserves for warranties are provided at the time of sale.

    INCOME (LOSS) PER COMMON SHARE - Primary income (loss) per common share is computed on the basis of weighted average number of shares outstanding plus the common stock equivalents (if dilutive) that would arise from the exercise of stock options and warrants.

    CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all highly liquid investments with a remaining maturity of three months or less at date of purchase.

    RECENTLY ISSUED ACCOUNTING STANDARDS - The Financial Accounting Standards Board ("FASB") has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement, which will be required for the fiscal year ending December 31, 1996, requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement, which will be required for the fiscal year ending December 31, 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has not yet determined the effect of implementing these two statements on its financial position and results of operations in any future period.

2.  RELATED-PARTY TRANSACTIONS

    The Chairman and a shareholder are the owners of Pace Technology. Pace Technology has developed the MICRO-PACE series of temporary cardiac pacemakers. Pace Technology licenses its designs to Pace in exchange for a negotiated royalty (5% of net sales). Royalty expense was $39,748 in 1995 and $30,467 in 1994. Payables to Pace Technology totaled $165,664 and $125,916 at December 31, 1995 and 1994, respectively. This license expires in 1996 at which time the license will be considered fully paid-up and irrevocable and no further royalties will be payable by the Company.

    In March 1990, the Company entered into an agreement with APC Cardiovascular Ltd. ("Cardiovascular"). This agreement specified that Cardiovascular would act as Pace's distributor in the UK. A director of Cardiovascular is also a director of Pace. Sales to Cardiovascular amounted to $447,759 and $434,892 in 1995 and 1994, respectively. Receivables from Cardiovascular at December 31, 1995 and 1994 were $101,174 and $102,281, respectively.

3.  COMMITMENTS

    LEASE OBLIGATIONS - APC leases its plant and office facility under an operating lease which expires in 2006. The lease agreement specifies that the rent will be (pound)28,500 ($44,175 at December 31, 1995) per year and that it may be revised every five years commencing in 1996. The lease also requires payment of a pro rata share of insurance and maintenance costs in addition to the rental payment.

    Future minimum rental payments under operating leases with a term of over one year total approximately $50,000 in each of the next five years and $300,000 in the aggregate thereafter.

    Rental expense for all operating leases, including leases with terms of less than one year, amounted to $85,644 and $87,464 in 1995 and 1994, respectively.

    CONTRACTS - The Company entered into a three-year employment agreement with its chairman that provides for annual compensation of $105,000. The agreement expires in June 1998.

4.  INCOME TAXES

    There was no tax expense recorded in 1995 and 1994 owing to either operating losses or the use of net operating loss carryforwards.

    The Company has $992,709 and $1,144,719 of deferred tax assets fully reserved at December 31, 1995 and 1994, respectively, the components of which follow:

                                                    1995              1994

     Net operating loss carryforwards             $732,234        $  904,880
     Research and development credits              159,449           152,388
     Inventory                                      21,602            26,208
     Royalty accruals                               66,266            50,366
     Other                                          13,158            10,877
                                                  --------        ----------

                                                  $992,709        $1,144,719
                                                  ========        ==========

    As noted above, the deferred tax assets have been fully reserved. The net change in the valuation allowance in 1995 was ($152,010).

    Pace has federal income tax loss carryforwards for financial and tax reporting purposes of approximately $1,150,000 which begin expiring in years 2003 through 2009.

    APC has approximately (pound)548,555 ($866,717 at December 31, 1995) of tax loss carryforwards available in the UK at December 31, 1995.

5.  SHAREHOLDERS' EQUITY

    The Company's nonqualified stock option plan was established in 1986 and provides for the granting of options for up to 200,000 shares of its common stock (shares have been reserved for the same amount). To date, options totaling 200,000 shares have been granted pursuant to this plan. In addition, during 1995 the Board of Directors authorized and options were granted to purchase 135,000 shares of common stock under nonqualified stock option agreements. Options may be granted at not less than fair market value on the date of grant and are of a five-year duration. A summary of stock option activity related to the Company's stock option plan is as follows:

                                                 NUMBER OF           OPTION
                                                  SHARES            PER SHARE

Outstanding at January 1, 1994 and 1995           30,000          $.25 to $1.25

Granted                                          161,000              $ 0.50
                                                 -------
Outstanding at December 31, 1995                 191,000          $.50 to $1.25
                                                 =======

    There was no stock option activity in 1994.

    The Company has also issued 260,000 warrants to its attorneys and underwriters exercisable at prices between $0.50 and $1.00 per share, expiring in 1997.

6.  GEOGRAPHIC SEGMENTS

    Geographic area results were:

                                          UNITED     UNITED
                                          STATES     KINGDOM      ELIMINATIONS   CONSOLIDATED
             1995
     Sales and transfers               $1,325,311     $606,199     $(177,268)     $1,754,242
     Net operating income                 102,023      101,444        12,668         216,135
     Identifiable assets                1,452,589      327,121           -         1,779,710

            1994

     Sales and transfers               $  858,867     $518,234     $(160,655)     $1,216,446
     Net operating income (loss)         (139,399)      27,635        16,808         (94,956)
     Identifiable assets                1,225,344      319,216           -         1,544,560

    Transfers between areas are valued at cost plus a markup. There were no direct sales to foreign customers from domestic operations.

7.  SIGNIFICANT CUSTOMERS

    In 1995 and 1994, there were sales to major customers that exceeded 10% of total net sales. Sales to these customers were:

           1995
       Customer A                    $648,820            37%
       Customer B                     447,759            26
       Customer C                     285,585            16
       Customer D                     239,140            14

           1994
       Customer A                    $347,107            29%
       Customer B                     434,892            36
       Customer C                     169,246            14
       Customer D                          -             -

                                   * * * * * *