Form 10QSB
PACE MEDICAL INC
filed 1996-05-20
CIK 814057

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 1996
                                       -----------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to               .
                                       --------------  ---------------

         Commission file number      0-16257
                               ------------------

                               Pace Medical, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Massachusetts                              04-2867416
         -------------------------------                ------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 identification No.)

               391 Totten Pond Road, Waltham, Massachusetts 02154
               --------------------------------------------------
                    (Address of principal executive offices )

                                 (617) 890-5656
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes       No
                            -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 1996.

         3,391,770 shares of Common Stock, par value $.01 per share

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

        a)  Consolidated Condensed Balance Sheets

        b)  Consolidated Condensed Statements of Operations

        c)  Consolidated Condensed Statements of Cash Flows

        d)  Notes to Consolidated Condensed Financial Statements

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                               MARCH 31, 1996     DECEMBER 31, 1995
                                               --------------     -----------------
                                                 (Unaudited)       (See note below)

ASSETS
------

Current assets:

Cash and cash equivalents                        $  825,647           $  772,006
Accounts receivable                                 514,765              380,781

Inventories:
 Raw materials                                      246,553              297,247
 Work-in-process                                    131,438               96,782
 Finished goods                                     125,851              114,039
                                                 ----------           ----------

                                                    503,842              508,068

Other current assets                                 52,189               45,489
                                                 ----------           ----------

 Total current assets                             1,896,443            1,706,344

Plant and equipment, net                             48,189               25,534
Other assets                                         22,851               47,832
                                                 ----------           ----------

TOTAL ASSETS                                     $1,967,483           $1,779,710
                                                 ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:

 Accounts payable                                $  189,730           $  149,450
 Due to officer                                       3,444                 --
 Accrued expenses                                    54,790               54,634
 Accrued royalties                                  179,537              165,664
                                                 ----------           ----------

  Total current liabilities                         427,501              369,748

Excess of acquired net
 assets over purchase price                          10,994               14,656

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                           MARCH 31, 1996     DECEMBER 31, 1995
                                           --------------     -----------------
                                             (Unaudited)       (See note below)

Shareholders' equity:

Common stock                                     33,909               33,809
Additional paid-in capital                    3,142,250            3,137,351
Cumulative translation
 adjustment                                      54,739               57,081
Accumulated deficit                          (1,701,910)          (1,832,935)
                                            -----------          -----------

                                              1,528,988            1,395,306
                                            -----------          -----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                       $ 1,967,483          $ 1,779,710
                                            ===========          ===========


Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS
                                                         ENDED MARCH 31
                                                -----------------------------
                                                   1996                1995
                                                   ----                ----

Net Sales                                       $  597,081         $  364,460

Cost of sales                                      308,598            169,896
                                                ----------         ----------

                                                   288,483            194,564

Other operating expenses                           165,462            159,618
                                                ----------         ----------

Income (loss) from
 operations                                        123,021             34,946

Other (income)                                      (8,004)            (6,717)
                                                ----------         ----------

Net income (loss)                               $  131,025         $   41,663
                                                ==========         ==========

Net income (loss) per
 common and common
 equivalent share                               $      .04         $      .01
                                                ==========         ==========

Average number of
 common and common
 equivalent shares outstanding                   3,467,382          3,387,600
                                                ==========         ==========


See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                      ----------------------
                                                             MARCH 31
                                                      ----------------------
                                                        1996          1995
                                                        ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                 $131,025      $ 41,662
    Adjustments to reconcile
      net income to net cash
      used in operations:
        Depreciation and amortization                   (3,743)        3,395
    Change in assets and
        liabilities, net:                              (56,302)        5,525
                                                      --------      --------

    Net cash used in
        operating activities                            70,980        50,582

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property
        and equipment                                   22,338        13,638
                                                      --------      --------

    Net cash used in
        investing activities                            22,338        13,638

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants        4,999            --
                                                      --------      --------

   Net cash provided by financing activities             4,999            --

NET INCREASE (DECREASE) IN CASH                       $ 53,641      $ 36,944

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                              $772,006      $781,110

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                    $825,647      $818,054
                                                      ========      ========


See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements and these notes have been condensed and do not contain all disclosures required by generally accepted accounting principles. See notes to audited consolidated financial statements contained in the Company's annual report.

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of March 31, 1996 and March 31, 1995, and the results of their operations for the three months ended March 31, 1996 and March 31, 1995, and their cash flows for the three months ended March 31, 1996 and March 31, 1995.

3. The Company prepares its financial information using the same accounting principles as for its annual financial statements with the following modifications:

   a. No physical inventories were taken during the periods ended March 31, 1996 or 1995. Cost of sales for such periods was calculated primarily using standard cost methods.

4. The Company has adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", in the current quarter. This adoption had no impact on the current quarter's financial statements. The Company has also elected to continue to apply the measurement provisions of APB 25, "Accounting for Stock Issued to Employees", in lieu of adopting those described in SFAS 123, "Accounting for Stock-Based Compensation".

5. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         As of March 31, 1996, the Company had cash and cash equivalents of $825,647 and working capital of $1,468,942. This reflects an increase over the figures seen at December 31, 1995 and reflects the impact of the profit realized in the first quarter of 1996.

         The Company expects to maintain a sound financial base for the balance of fiscal 1996. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED MARCH 31, 1995

         Sales in the first quarter of 1996 increased 64% over the prior corresponding period of 1995. Management anticipates that the current sales level will continue due to new products and the ability of the Company's distributors to continue to obtain a larger share of the temporary pacing market. Also, management believes that additional new products for the temporary pacemaker market will be submitted to the FDA for approval during the second half of 1996. These new products should augment the Company's existing base of products.

         The Company's margins decreased slightly to 48% in the first quarter of 1996 from 53% in the first quarter of 1995. These margin levels are in accordance with those that management would expect during a period when new products are introduced to manufacturing. The margin primarily reflects the current ability of the Company to absorb the overhead structure that has been established to support its products. It should be noted that pricing is continuing to remain firm on its products.

         Operating expenses were essentially the same between 1996 and 1995. This reflects management's commitment to containing costs. Management also does not anticipate any significant increases in its operating expenditures during the balance of 1996. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

         No taxes were provided on income owing to the Company's substantial net operating loss carryforwards on both the U.S. and the U.K.

         The Company earned net income for the quarter of $131,025 or $.04 per share. This contrasts with net income of $41,663 or $.01 per share in the first quarter of 1995. Again, these differences are reflective of the increased sales experienced in the first quarter of 1996.

         The adoption of SFAS 121 had no impact on the financial statements for the three month period ended March 31, 1996.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits:  None

       (b)  Reports on Form 8-K:  None



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PACE MEDICAL, INC.
                                            -------------------------------
                                               (Registrant)


Date:   May 20, 1996                        /s/ RALPH E. HANSON
        ------------                        -------------------------------
                                            Ralph E. Hanson, President
                                            and Principal Executive Officer


Date:   May 20, 1996                        /s/ RALPH E. HANSON
        ------------                        -------------------------------
                                            Ralph E. Hanson, Principal
                                            Financial Officer