Form 10QSB/A
period 1996-03-31
PACE MEDICAL INC
filed 1996-06-26
CIK 814057

                                FORM 10-QSB/A

                              (Amendment No. 1)

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

       (a)  Exhibits: 27. Financial Data Schedule

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


Date:   June 25, 1996                       /s/ RALPH E. HANSON
        ------------                        -------------------------------
                                            Ralph E. Hanson, President
                                            and Principal Executive Officer


Date:   June 25, 1996                       /s/ RALPH E. HANSON
        ------------                        -------------------------------
                                            Ralph E. Hanson, Principal
                                            Financial Officer