Form 10QSB
period 1996-06-30
PACE MEDICAL INC
filed 1996-08-19
CIK 814057

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996
                                ------------------------

                                      OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .
                               -------------------    --------------------

Commission file number   0-16257
                         ------------------------------------------------

                               Pace Medical, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Massachusetts                                      04-2867416
  ------------------------------                         -------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          identification No.)


               391 Totten Pond Road, Waltham, Massachusetts 02154
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 890-5656
                           --------------------------
                           (Issuer's telephone number,
                              including area code)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 1996.

     3,401,770 shares of Common Stock, par value $.01 per share

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        a) Consolidated Condensed Balance Sheets

        b) Consolidated Condensed Statements of Operations

        c) Consolidated Condensed Statements of Cash Flows

        d) Notes to Consolidated Condensed Financial Statements

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                             JUNE 30, 1996     DECEMBER 31, 1995
                                             -------------     -----------------
                                              (Unaudited)       (See note below)

ASSETS
- ------
Current assets:

Cash and cash equivalents                     $1,001,113          $  772,006
Accounts receivable                              389,676             380,781

Inventories:
 Raw materials                                   220,219             297,247
 Work-in-process                                 185,297              96,782
 Finished goods                                   84,553             114,039
                                              ----------          ----------

                                                 490,069             508,068

Other current assets                              47,150              45,489
                                              ----------          ----------

 Total current assets                          1,928,008           1,706,344

Plant and equipment, net                          63,685              25,534
Other assets                                       6,764              47,832
                                              ----------          ----------

TOTAL ASSETS                                  $1,998,457          $1,779,710
                                              ==========          ==========


Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

     See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                               JUNE 30, 1996         DECEMBER 31, 1995
                                               -------------         -----------------
                                                (Unaudited)          (See note below)

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:

Accounts payable                                $   156,221             $   149,450
Accrued expenses                                     42,138                  54,634
Accrued royalties                                   186,660                 165,664
                                                -----------             -----------

  Total current liabilities                         385,019                 369,748

Excess of acquired net
 assets over purchase price                           7,330                  14,656

Shareholders' equity:

Common stock                                         33,909                  33,809
Additional paid-in capital                        3,142,250               3,137,351
Cumulative translation
 adjustment                                          60,678                  57,081
Accumulated deficit                              (1,630,729)             (1,832,935)
                                                -----------             -----------

                                                  1,606,108               1,395,306
                                                -----------             -----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                           $ 1,998,457             $ 1,779,710
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

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       For the three months           For the six months
                                           ended June 30                 ended June 30
                                      ----------------------          ------------------

                                       1996            1995           1996              1995
                                       ----            ----           ----              ----

Net Sales                            $519,698        $416,006      $1,116,779         $780,466

Cost of sales                         257,812         189,509         566,410          359,405
                                     --------        --------      ----------         --------

                                      261,886         226,497         550,369          421,061


Other operating expenses              198,467         161,009         363,929          320,627
                                     --------        --------      ----------         --------

Income from operations                 63,419          65,488         186,440          100,434


Other income                           (7,762)         (7,590)        (15,766)         (14,307)
                                     --------        --------      ----------         --------

Net income                           $ 71,181        $ 73,078      $  202,206         $114,741
                                     ========        ========      ==========         ========

Net income per
 common and common
 equivalent share                    $    .02        $    .02      $      .06         $    .03
                                     ========        ========      ==========         ========

Average number of
  common shares and
  common equivalent
  shares outstanding                3,647,389       3,387,600       3,598,141        3,387,600

See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                           ----------------
                                                                                JUNE 30
                                                                                -------

                                                                    1996                      1995
                                                                    ----                      ----

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                   $  202,206                  $ 114,741
    Adjustments to reconcile
      net income (loss) to net cash
      used in operations:
        Depreciation and amortization                                (1,643)                       495
   Change in assets and
        liabilities, net:                                            66,906                   (149,677)
                                                                 ----------                  ---------

    Net cash provided by (used in)
       operating activities                                         267,469                    (34,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property
        and equipment                                                43,361                     12,255
                                                                 ----------                  ---------
    Net cash used in
        investing activities                                         43,361                     12,255

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants                     4,999                         --
                                                                 ----------                  ---------
    Net cash provided by financing activities                         4,999                         --

NET INCREASE (DECREASE) IN CASH                                     229,107                    (46,696)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                         $  772,006                  $ 781,110

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                               $1,001,113                  $ 734,414
                                                                 ==========                  =========

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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of June 30, 1996 and the results of their operations for the three and six months ended June 30, 1996 and June 30, 1995 and their cash flows for the six months ended June 30, 1996 and June 30, 1995.

3. The Company prepares its financial information using the same accounting principles as for its annual financial statements with the following modifications:

     a. No physical inventories were taken during either of the periods ended June 30, 1996 or 1995. Cost of sales for such periods was calculated primarily using standard cost methods.

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

5. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of June 30, 1996, the Company had cash and cash equivalents of $1,001,113 and working capital of $1,542,989. Working capital has increased since December 31, 1995 owing to the profitable operations of the Company over the first half of the year. The Company's cash position has also increased significantly over December 31, 1995 because of these profitable operations.

     The Company still maintains a sound financial base for fiscal 1996. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

FINANCIAL RESULTS - THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

Sales in the second quarter of 1996 increased 25% over the sales posted in the second quarter of 1995. The continued increase in sales reflects an increase in market penetration by the Company's distributors and OEM accounts. A broader base of products and increased customer awareness of the product offerings is allowing this to happen.

The Company's margins in the second quarter decreased over those seen in 1995 (from 54% in 1995 to 50% in 1996). This occurred due to a change in the product mix to the more sophisticated Pacing Analyzer, which is in a production start-up phase. The analyzer margin is expected to increase as production efficiency improves. It should be noted that pricing is continuing to remain firm on all products.

Operating expenses were higher in the three months ended June 30, 1996 versus the three months ended June 30, 1995. Management does not anticipate any significant increases in its operating expenditures during the balance of 1996. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the three months ended June 30, 1996 owing to the Company's ability to use net operating loss carryforwards for federal, state and foreign sourced income.

Net income for the quarter was $71,181 or $.02 per share. This is essentially equivalent to that seen in the second quarter of 1995 and reflects the continued demand for the Company's products.

FINANCIAL RESULTS - SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

Sales in the six months ended June 30, 1996 increased 43% over those seen in the six months ended in June 30, 1995. This increase is attributable to the Company being able to maintain a consistent level of sales in 1996. In 1995, the Company experienced a significant sales short-fall in the first three months of the year.

The Company's margins for the year-to-date period are slightly less than those of last year. This occurred due to a change in the product mix to the more sophisticated Pacing Analyzer, which is in a production start-up phase. The Analyzer margin is expected to increase as production efficiency improves.

Operating expenses were higher for the six months ended June 30, 1996 versus the six months ended June 30, 1995. Management also does not anticipate any significant increases in its operating expenditures during the balance of 1996. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the six months ended June 30, 1996 owing to the Company's ability to use net operating loss carryforwards for federal, state and foreign sourced income.

Net income for the six months was $202,206 or $.06 per share. This is a substantial improvement over the first six months of 1995 and is attributable to the factors described above.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  11.  Statement re: computation of per share earnings
                     27.  Financial Data Schedule

     (b)  Reports on Form 8-K:  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PACE MEDICAL, INC.
                                              ---------------------------------
                                                 (Registrant)

Date:   August 19, 1996                       RALPH E. HANSON
        --------------------                  ---------------------------------
                                              Ralph E. Hanson, President
                                                and Principal Executive Officer

Date:   August 19, 1996                       RALPH E. HANSON
        --------------------                  ---------------------------------
                                              Ralph E. Hanson, Principal
                                                Financial Officer