Form 10QSB
period 1996-09-30
PACE MEDICAL INC
filed 1996-11-18
CIK 814057

                                   FORM 10-QSB

                       Securities and Exchange Commission
                             Washington, D. C. 20549

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

             For the quarterly period ended     September 30, 1996
                                            ----------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from                 to                    .
                                    --------------      ----------------

     Commission file number        0-16257
                            -------------------------

                               Pace Medical, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Massachusetts                             04-2867416
     --------------------------------               -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 identification No.)

               391 Totten Pond Road, Waltham, Massachusetts 02154
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 890-5656
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X   No
                                                   -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes       No
                             -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1996.

     3,401,770 shares of Common Stock, par value $.01 per share

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     a) Consolidated Condensed Balance Sheets

     b) Consolidated Condensed Statements of Operations

     c) Consolidated Condensed Statements of Cash Flows

     d) Notes to Consolidated Condensed Financial Statements

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                             SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                             ------------------   -----------------
                                                 (Unaudited)       (See note below)
ASSETS
------

Current assets:

Cash and cash equivalents                         $  976,040          $  772,006
Accounts receivable                                  417,683             380,781

Inventories:
 Raw materials                                       327,515             297,247
 Work-in-process                                     120,742              96,782
 Finished goods                                       72,274             114,039
                                                  ----------          ----------

                                                     520,531             508,068

Other current assets                                  49,572              45,489
                                                  ----------          ----------

 Total current assets                              1,963,826           1,706,344

Plant and equipment, net                              60,295              25,534
Other assets                                           6,525              47,832
                                                  ----------          ----------

TOTAL ASSETS                                      $2,030,646          $1,779,710
                                                  ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
Accounts payable                                  $  112,652          $  149,450
Accrued expenses                                      57,847              54,634
Accrued royalties                                    187,641             165,664
                                                  ----------          ----------

  Total current liabilities                          358,140             369,748

Excess of acquired net
 assets over purchase price                            3,666              14,656

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                         SEPTEMBER 30, 1996      DECEMBER 31, 1995
                                         ------------------      -----------------
                                            (Unaudited)           (See note below)
Shareholders' equity:

Common stock                                     33,809                  33,809
Additional paid-in capital                    3,142,351               3,137,351
Cumulative translation
 adjustment                                      60,212                  57,081
Accumulated deficit                          (1,567,532)             (1,832,935)
                                            -----------             -----------

                                              1,668,840               1,395,306
                                            -----------             -----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                       $ 2,030,646             $ 1,779,710
                                            ===========             ===========

Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                              For the three months           For the nine months
                                ended September 30            ended September 30
                            -------------------------     -------------------------
                               1996           1995           1996           1995
                               ----           ----           ----           ----
Net Sales                   $  471,519     $  441,832     $1,588,298     $1,222,298

Cost of sales                  262,920        222,378        829,330        581,783
                            ----------     ----------     ----------     ----------

                               208,599        219,454        758,968        640,515

Other operating expenses       153,432        162,719        517,361        483,346
                            ----------     ----------     ----------     ----------

Income from operations          55,167         56,735        241,607        157,169

Other income                    (8,030)        (8,560)       (23,796)       (22,867)
                            ----------     ----------     ----------     ----------

Net income                  $   63,197     $   65,295     $  265,403     $  180,036
                            ==========     ==========     ==========     ==========

Net income per
 common and common
 equivalent share           $      .02     $      .02     $      .07     $      .05
                            ==========     ==========     ==========     ==========

Average number of
 common and common
 equivalent shares
 outstanding                 3,632,404      3,387,600      3,565,976      3,387,600
                            ==========     ==========     ==========     ==========

See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                         ----------------------
                                                              SEPTEMBER 30
                                                         ----------------------
                                                           1996         1995
                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                           $265,403     $ 180,036
    Adjustments to reconcile net income to net cash
      provided by operations:
        Depreciation and amortization                      (2,699)       (1,456)
    Change in assets and liabilities, net:                (21,330)     (160,595)
                                                         --------     ---------

    Net cash provided by operating activities             241,374        17,985

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                    42,340        47,711
                                                         --------     ---------

    Net cash used in investing activities                  42,340        47,711

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of options and warrants          5,000             0
                                                         --------     ---------

    Net cash provided by financing activities               5,000             0

NET INCREASE (DECREASE) IN CASH                           204,034       (29,726)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                 $772,006     $ 781,110

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                       $976,040     $ 751,384
                                                         ========     =========

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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of September 30, 1996, and the results of their operations for the three and nine months ended September 30, 1996 and 1995, and their cash flows for the nine months ended September 30, 1996 and 1995.

3. The Company prepares its financial information using the same accounting principles as for its annual financial statements with the following modifications:

     a. No physical inventories were taken during either of the periods ended September 30, 1996 or 1995. Cost of sales for such periods was calculated primarily using standard cost methods.

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

5. The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of September 30, 1996, the Company had cash and cash equivalents of $976,040 and working capital of $1,605,686. The working capital increase from the position at December 31, 1995 is attributable almost entirely to the nine months profit from operations of $265,403. The Company's cash flows have historically tracked its operational results. Accordingly, the Company's working capital position as of September 30, 1996 shows a marked improvement over that seen as of December 31, 1995.

     The Company still maintains a sound financial base for fiscal 1996. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

FINANCIAL RESULTS - THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Sales in the third quarter of 1996 increased approximately 7% over sales posted in the third quarter of 1995. This increase is attributable to the Company's ability to ship production units of its new dual-chamber pacing analyzer and to increase its sales in the international marketplace.

The Company's margins in the third quarter are slightly lower than those seen in 1995. They reflect a slight change in product mix which included increased sales of the Company's newly introduced pacing analyzer. In addition, production costs are expected to decrease as production efficiencies are realized; and, it should be noted that pricing is continuing to remain firm on the product.

Operating expenses remained relatively flat between 1996 and 1995. This relative stability reflects management's commitment to contain costs. Also, management does not anticipate any significant increases in its operating expenditures during the balance of 1996. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

There are no taxes provided for on the financial statements because of the presence of net operating loss carryforwards in the U.S. and U.K.

The net profit for the quarter was $63,197 or $.02 per share in contrast to a net profit of $65,295 or $.02 per share in the third quarter of 1995.

FINANCIAL RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Sales in the nine months ended September, 1996 increased slightly over those seen in the nine months ended in September, 1995. This increase is attributable to the Company increasing sales of its newly introduced pacing analyzer in 1996. The Company's sales pace for the remainder of 1996 should continue to meet that seen in the first nine months of the year owing primarily to the increase in orders for its new dual-chamber pacing analyzer.

The Company's cost of sales margins for the year-to-date are running slightly lower than those of last year due to increased production start-up costs concerning the newly introduced pacing analyzer. Increased product volumes should continue to increase the margins since the Company does have a cost structure that will reward higher production volumes. It should be noted that pricing is continuing to remain firm on the products offered by the Company.

Operating expenses remained relatively flat between 1996 and 1995. This relative stability reflects management's commitment to contain costs. Management also does not anticipate any significant increases in its operating expenditures during the balance of 1996. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

There are no taxes provided for on the financial statements because of the presence of net operating loss carryforwards in the U.S. and U.K.

The net profit for the year has increased to $.07 per share from a net profit of $.05 per share in 1995. Management believes that the sales increase has improved operations significantly.

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

                                                   PACE MEDICAL, INC.
                                               --------------------------
                                                      (Registrant)


Date: November 18, 1996                        /s/ RALPH E. HANSON
                                               --------------------------
                                               Ralph E. Hanson, President
                                                 and Principal Executive Officer

Date: November 18, 1996                        /s/ RALPH E. HANSON
                                               --------------------------
                                               Ralph E. Hanson, Principal
                                                 Financial and Accounting
                                                 Officer