Form 10KSB40
period 1996-12-31
PACE MEDICAL INC
filed 1997-03-31
CIK 814057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____________________ to _____________________

Commission file number 0-16257

                               PACE MEDICAL, INC.
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

        Massachusetts                                            04-2867416
------------------------------                               -------------------
(State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)

 391 Totten Pond Road
Waltham, Massachusetts                                            02154
-----------------------                                          --------
(Address of principal                                           (Zip Code)
  executive offices)

Issuer's telephone number, including area code (617) 890-5656

Securities registered under Section 12(b) of the Act:

                                                     Name of each exchange on
             Title of each class                         which registered
                     None
             -------------------                     -------------------------

Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $2,025,221

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 90 days.

$3,335,442 as of March 18, 1997.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     3,400,870 shares of Common Stock, $.01 par value, as of March 18, 1997.

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

     The Model 4570 MICRO-PACE, dual-chamber, DDD, temporary cardiac pacemaker is an enhanced version of the Model 4553. This device received FDA SPMA approval in August, 1995. The Model 4570, dual-chamber, temporary pacemaker has the ability to sense, pace and track in the DDD mode at high-rates; thus, allowing cardiologists and surgeons to address the needs of post-operative, open-heart patients, regardless of their age. In particular, the device will greatly assist the recovery of both infants and young children, who have very fast atrial heart rates (180-210 bpm) and have developed temporary heart block, following open-heart surgery. To the Company's knowledge, the Model 4570, dual- chamber, temporary pacemaker is the only device of its kind in the world that has the ability to sense and pace at high rates in the DDD mode; thereby, restoring A- V synchrony and improving cardiac output.

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

     Pacing Analyzer. The Model 4800 AccuPace(TM), dual-chamber pacing analyzer, combines the benefits of dual-chamber multi-mode, multi-parameter pacing with testing features that evaluate, display, store, and print out the important characteristics of the patient's lead system. The temporary pacing feature allows the physician to perform pre-implant stimulation studies of the basic pacing parameters and functions on the patient prior to the implantation of a permanent pulse generator. Considerable attention has been paid in the design of this product to the "user friendly" aspects of its operation. The Company received 510(k) approval from the FDA covering the Model 4800 AccuPace(TM), dual- chamber, pacing analyzer in September, 1994.

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

     Model 5200 MINI-PACE, Single-Chamber, Temporary Pacemaker. The Company intends to file a regulatory submission with the FDA during 1997 covering its new Model 5200 MINI-PACE, single-chamber, temporary pacemaker. This device has many new features over our present Model EV4543 and other competitive devices now on the market. The design encompasses the expressed needs of the medical community from both a user-friendly and performance standpoint.

     Model 4580 SURGI-PACE, Dual-Chamber, Temporary Pacemaker. The Company intends to file a regulatory submission with the FDA during 1997 covering its newly designed dual-chamber, DDD, temporary cardiac pacemaker that combines the basic features of the MICRO-PACE along with having the ability to synchronize an intra-aortic balloon pump to the temporary pacemaker's sensing and pacing action. The SURGI-PACE is the only known dual-chamber, DDD, temporary pacemaker which allows the ventricular channel of the pacemaker to be employed as the trigger to initiate deflation and inflation of the balloon catheter. In addition, many new user friendly design features have been included in the SURGI-PACE to enhance its operation.

Marketing

     The Company's temporary cardiac pacemakers and associated accessories are sold to hospitals both domestically and abroad through independent sales representatives, independent distributors, and OEM accounts.

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

Product Warranties

     Temporary Cardiac Pacemakers and Pacing Analyzers. Temporary cardiac pacemakers and pacing analyzers carry a one year warranty. The Company warrants these products to be free from defects in materials from one (1) year from the date of delivery when operated in accordance with the written operating instructions which accompany the instrument. The Company's obligations under this warranty are limited to repair or replacement of parts found to be defective during the warranty period. Expendable items, such as batteries, straps, and extension cables are not covered in this warranty. The Company believes, based upon management's experience, that these warranty items are consistent with practice in the pacemaker industry in general.

Product Liability and Limits of Insurance Coverage

     Because the Company's temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company's liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance. The Company maintains product liability coverage outside the United States with annual limits of (pound)500,000 (approximately $857,000 as of December 31, 1996) per occurrence and in the aggregate. The Company does not have product liability insurance in the United States, and any claim could adversely affect the Company's financial condition. The Company believes, based upon management's experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads. However, the cost of recalling its products upon discovery of any material defects would be substantial and could have an adverse effect on the Company and its financial condition.

Research and Product Development

     The Company continually engages in programs of product improvement and new product development. Research and development activities are carried on in the Company's own laboratories by the equivalent of three full time employees. These technically trained employees also devote part of their time to clinical evaluation and operational activities with respect to existing products. In addition, the Company utilizes, when needed, independent high technology, engineering consultants for new product development projects. The acquisition of new products and/or technology transfer is also available through licensing arrangements with other firms. See "Patents and Licenses". The Company also has a Medical Advisory Board consisting of two physicians specializing in cardiology and surgery and utilizes its individual members for advice and consultation on development and improvement of the Company's products.

     During the years ended December 31, 1995, and December 31, 1996, the Company expended $267,463 and $292,499, respectively, on product development. See Item 12, "Certain Relationships and Related Transactions", for a discussion of certain rights the Company has acquired from a research and development partnership controlled by the Company's President and Chief Executive Officer and the Chairman of its Medical Advisory Board.

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

     The Company's products, which are manufactured in the U.S., are assembled on a contract basis by outside contractors. The Company believes that alternate contractors would be available if such contractor were to cease operation, which the Company does not anticipate happening. However, any cessation of operations by such contractor would disrupt the Company's U.S. production and might adversely affect the Company's business.

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

Foreign Operations

     For the years ended December 31, 1995, and December 31, 1996, revenues from foreign customers, including export sales, totaled $523,657 and $768,609, respectively (approximately 30% and 38%, respectively, of net sales). APC Medical assembles a portion of the Company's products in the United Kingdom for shipment to foreign and domestic customers. APC Medical manufactures temporary pacemakers, temporary pacemaker extension cables, and surgical extension cables in its own facility for its foreign customers. See "Notes to Consolidated Financial Statements".

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

     The Company believes that the changes which took effect in 1995 and 1996 in the European Economic Community ("EEC") have not had any material adverse effect on the Company's business because of the Company's established presence in the EEC market through APC Medical.

Employees

     At December 31, 1996, the total number of the Company's full-time employees was 13. APC Medical employed 5 of these employees. The Company believes, based upon management's opinion, that its relations with its employees are satisfactory.

Patents, Trademarks and Licensing

     In August, 1986, the Company acquired a ten year exclusive license from Pace Technology covering the technology used in the MICRO-PACE series of temporary cardiac pacemakers. The Company has agreed to pay Pace Technology a royalty of 5% on sales of programmable temporary pacemakers incorporating this technology. The license became fully paid-up on December 31, 1996. See Item 12. Certain Relationships and Related Transactions.

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

     The manufacturers of temporary pacemakers market their products on a direct basis, through manufacturers' representatives and distributors, or to OEM implantable pacemaker manufacturers. The Company intends to expand its share of this OEM market during 1997.

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

     In addition to the major competitors, there are other domestic and foreign manufacturers developing and marketing temporary pacemakers. Foreign manufacturers may receive the benefit of national and local laws protecting them from outside competition.

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

     In addition, APC Medical leases approximately 5,000 square feet of manufacturing and office space located in Welwyn Garden City, Herts, England at a current annual rent of approximately (pound)28,500 ($48,849) or approximately (pound)5.70 ($9.77) per square foot. The lease expires in 2006 and contains provisions requiring upward revision of the rent every five years.

     The Company believes, based upon management's evaluation of its future space needs, that the Company's facilities in Waltham and England are adequate. In addition, in the opinion of the Company's management, the Company's facilities are adequately insured.

Item 3.  Legal Proceedings.

     As of December 31, 1996, neither the Company nor APC Medical was party to any material legal proceedings.

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

Fiscal Year Ended December 31, 1995 (OTC)                Closing Quote
                                                         -------------

         First Quarter ............................           .625

         Second Quarter ...........................           .625

         Third Quarter ............................           .75

         Fourth Quarter ...........................           .75

Fiscal Year Ended December 31, 1996 (OTC)

         First Quarter ............................          1.125

         Second Quarter ...........................          2.625

         Third Quarter ............................          2.375

         Fourth Quarter ...........................          1.25

     On March 18, 1997, the closing quoted price for the Common Stock, as reported by the OTC Bulletin Board, was $1.406 ($113/32) per share and there were approximately 107 record holders and approximately 350 beneficial holders of the Common Stock.

     The Company has never paid any dividends and does not have any intention of paying any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     Liquidity and Capital Resources

     As of December 31, 1996, the Company had cash and cash equivalents of $1,029,666 and working capital of $1,666,276. This contrasts to comparable cash and working capital positions at December 31, 1995 of $772,006 and $1,336,596.

     The increase in the Company's liquidity since the beginning of the fiscal year is attributable to it experiencing a positive operating cash flow resulting from profitable operations during fiscal year 1996. As is evidenced in its financial statements, the Company's capital commitments are minimal.

     Management continues to believe that the current level of working capital coupled with the flexibility of the Company's cost structure, should suffice to ensure that its on-going operations are financed adequately in fiscal 1997. On this basis, management has no immediate plans to seek additional financing. In the long term, however, additional equity financing may be sought to continue to fund research and development and to expand the Company's marketing operation.

     Results of Operations - Year Ended December 31, 1996 versus Year Ended December 31, 1995

     Sales increased by 15% from $1,754,242 in 1995 to $2,025,221 in 1996 primarily due to the increase of new orders for pacing analyzers from the Company's OEM customers and a number of international customers. This increase more than compensated for the decline in shipments of temporary cardiac pacemakers. It is also believed that hospital budgetary considerations and the political health care environment improved considerably during 1996. This had a positive effect on purchasing decisions.

     Over the past several years, the Company has received FDA approval for several key products - the Model 4800 dual chamber pacing analyzer and the Model 4570 dual-chamber temporary pacemaker. These products contributed substantially to the revenue mentioned above. The Company plans to file with the FDA additional regulatory submissions for new products during 1997. Management believes that these products will also allow the Company to further penetrate the marketplace worldwide.

     Gross margins for 1996 were approximately 49%. This is slightly lower than the 52% margin the Company experienced in 1995 and is reflective of a change in product mix from temporary pacemakers to analyzers. Management believes margins will increase during 1997 as production efficiencies on the analyzers are realized.

     Operating of $738,733 in 1996 were relatively consistent with 1995 ($695,713). This was attributable to management's cost control measures being tightly enforced. Management continues to believe that operating expenditures will not increase during fiscal year 1997, yet will be sufficient to maintain the Company's research and development efforts.

     The Company has reflected no tax provision on its financial statements for 1996 and 1995 because of its ability to utilize net operating loss carry forwards in both the U.S. and the U.K. The Company made approximately $284,826 or $.08 per share for the year ended December 31, 1996. This contrasts with a 1995 profit of $246,018 or $.07 per share.

     Management believes that inflation has had no impact on either net sales or income in the previous two years.

Item 7. Financial Statements.

     The Company's financial statements, including

                 i.   Independent Auditors' Report
                ii.   Consolidated Balance Sheets
               iii.   Consolidated Statements of Income
                iv.   Consolidated Statements of Shareholders' Equity
                 v.   Consolidated Statements of Cash Flows
                vi.   Notes to Consolidated Financial Statements

are set forth below beginning at Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are as follows:

            Name                 Age                  Position
            ----                 ---                  --------
     Ralph E. Hanson              68           President, Chief Executive
                                                 Officer, Treasurer, and
                                                 Chairman of Board of
                                                 Directors
     Derrick Ebden                46           Director
     Drusilla F. Hays             47           Vice President and Clerk
     George F. Harrington         60           Director

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

     Anthony W. Bailey served as Vice President and General Manager of the Company from September, 1987 to February, 1997.

     Under the federal securities laws, the Company's directors and executive officers and any other persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission. During the fiscal year ended December 31, 1996, all of these filing requirements were satisfied. In making these disclosures, the Company has relied solely on written representations of its directors, executive officers, and ten percent stockholders, and copies of reports that they have filed with the Securities and Exchange Commission.

Item 10. Executive Compensation.

     1. Summary of Annual Compensation

     The table set forth below shows the annual compensation paid by the Company to its Chief Executive Officer, its other most highly compensated executive officer, and its executive officers (including its Chief Executive Officer and such officer) while in such capacities, as a group, for the three fiscal years ended December 31, 1995. Except as noted in such table, no executive officer received a total annual salary and bonus in excess of $100,000 in any such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                  Annual Compensation                      Long Term Compensation
                                  -------------------                      ----------------------
                                                                           Awards
                                                                           ------
Name and                                                                 Securities
Principal                                               Other Annual     Underlying        All Other
Position                Year    Salary($)     Bonus($) Compensation($)  Options(#))(1)  Compensation($)(2)
--------                ----    ---------     ------------------------  --------------  ------------------
Ralph E                 1996     121,997                                    50,000
 Hanson,                1995     111,712         --           --              --               --
 President,             1994     105,908         --           --              --               --
 Treasurer &
 Chief Executive
 Officer

Anthony W               1996     108,341         --           --              --               --
 Bailey, Vice           1995      97,964         --           --            25,000             --
 President              1994      96,964         --           --              --               --

All Executive           1996     294,381                                    50,000
 Officers as a          1995     269,036         --           --            50,000             --
 Group (3               1994     260,665         --           --              --               --
 Persons)


----------
(1) Represents shares of Common Stock subject to non-qualified stock options granted during applicable fiscal year. See "Option Grants in Last Fiscal Year".

(2) Does not include perquisites and other personal benefits received by the executive officers because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for any named individual.

     2. Stock Options

     The table set forth below shows information regarding individual grants of stock options by the Company to its Chief Executive Officer, its other most highly compensated executive officer, and its executive officers (including its Chief Executive Officer and such officer), as a group, for the fiscal year ended December 31, 1996.

                        Option Grants in Last Fiscal Year

                                               % of Total
                        Number of Securities   Options Granted
                        Underlying Options     to Employees in   Exercise       Expiration
Name                    Granted (#)(1)         Fiscal Year       Price ($)(2)   Date
----                    ---------------------  ----------------  ----------     ---------
Ralph E. Hanson                50,000            100%               $.50         2/1/01

Anthony W
 Bailey                          --               --                 --             --

All Executive
 Officers as a
 Group (3
 Persons)                      50,000            100%               $.50         2/1/01


----------
(1) Represents shares of Common Stock subject to a five-year non-qualified option granted in February, 1996.

(2) The Board of Directors determined that the fair market value of the Company's Common Stock was $.50 per share on the date of grant.

     The table set forth below shows information regarding the value of unexercised stock options held by the Company's Chief Executive Officer, its other most highly compensated executive officer, and its executive officers (including its Chief Executive Officer and such officer), as a group, at December 31, 1996.

                   Aggregate Option Values At Fiscal Year End

                              Number of Securities
                              Underlying Unexercised        Value of
                              Options at FY-End (#)         Unexercised In-the-
                            ---------------------------     Money Options at
Name                        Exercisable   Unexercisable     FY-End ($)(1)
----                        -----------  --------------     -------------

Ralph E. Hanson                 50,000         0               37,500

Anthony W. Bailey               25,000         0               18,750

All Executive
 Officers as a
 Group (3 Persons)             100,000         0               75,000

----------
(1) The closing quote on December 31, 1996 for a share of the Company's Common Stock on the OTC Bulletin Board was $1.25.

     Neither Mr. Hanson, Mr. Bailey, nor any executive officer of the Company exercised any options during the fiscal year ended December 31, 1996.

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

     4. Director Compensation

     The Company's directors receive no cash compensation in consideration for serving on the Board of Directors. However, in December, 1995, the Company granted to each of George F. Harrington and Derrick Ebden a five year non-qualified stock option to purchase 25,000 shares of Common Stock at an exercise price of $.50 per share, which was determined by the Board of Directors to be the fair market value of the Company's Common Stock on the date of grant. The closing quote on December 31, 1996 for a share of the Company's Common Stock on the OTC Bulletin Board was $1.25.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     1. Certain Beneficial Owners.

     As of March 18, 1997, the only stockholders known to the Company to be the beneficial owners of more than 5% of the Company's outstanding shares of Common Stock were Ralph E. Hanson, who is a director, Paul J. LaRaia, M.D. of 45 Ravine Road, Wellesley, Massachusetts 02181, who is the beneficial owner of 301,000 shares of Common Stock or 8.9% of the outstanding Common Stock. The number of shares owned beneficially by Mr. Hanson and the percentage of the outstanding Common Stock represented by such shares is set forth in tabular form below.

     2. Beneficial Ownership of Management.

     Each of the persons named in the following table has furnished the respective information shown:

                                                   Shares
                                                   Beneficially
Name, Address, &                                   Owned as of
 Offices Held with                                 March 18,          Percentage
 the Company                                       1997               of Class
 -----------                                       ----               --------
Ralph E. Hanson ..............................     855,000(1)            24.8%
 Pace Medical, Inc.
 391 Totten Pond Road
 Waltham, MA 02154
 President, Chief Executive
 Officer, Treasurer, and
 Chairman of the Company

Derrick Ebden ................................      99,000(2)             2.9%
 APC Cardiovascular Ltd.
 18 Macon Court
 Macon Way
 Crewe
 Cheshire CW1 1EA, England
 Managing Director of APC
 Cardiovascular Ltd.

George F. Harrington .........................     102,000(3)             3.0%
 Boston Equity Management Co.
 6 Tucker Street
 Marblehead, MA 01945
 Director of the Company

Directors and Officers as a Group ............   1,154,000(4)            32.7%

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

     (4) Includes 125,000 shares of Common Stock which officers and directors have a right to acquire within 60 days pursuant to the exercise of options.

     Mr. Hanson, as beneficial owner of 24.8% of the outstanding Common Stock of the Company, Chairman of the Company's Board of Directors, and the Company's founder, may be deemed a controlling person of the Company under the Securities Exchange Act of 1934.

Item 12.  Certain Relationships and Related Transactions.

     Ralph E. Hanson, the President, Chief Executive Officer, and a Director of the Company, and Paul J. LaRaia, M.D., who is the owner of 8.9% of the Company's Common Stock, are equal partners in Pace Technology, a Massachusetts general partnership, which owns certain technology incorporated in the Company's MICRO-PACE series of temporary pacemakers. Such technology was exclusively licensed to the Company in 1986 for ten years under a license agreement providing for royalties of 5%. After such time, the license will be fully paid-up and irrevocable, and no further royalties will be payable by the Company. The Company accrued royalties to Pace Technology of $22,458 during 1996 and $39,748 during 1995. The license became fully paid-up on December 31, 1996.

     In March, 1990, the Company entered into an Agreement with APC Cardiovascular Ltd., ("Cardiovascular"), a company in which Derrick Ebden, a Director of the Company, is Managing Director and a principal stockholder, pursuant to which Cardiovascular was appointed the sole distributor of the Company's products outside of North and South America on normal trade terms. Such agreement does not have a fixed term, but is terminable by either party upon one year's advance written notice. Prior to leaving the employment of the Company in March, 1990 in connection with the Company's downsizing of its operations in the United Kingdom, Mr. Ebden had been in charge of the Company's marketing efforts outside of North and Central America through APC Medical. The Company made sales to Cardiovascular of $661,912 during 1996 and $447,759 during 1995. All such sales were made on normal trade terms.

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

10.16     Supply Agreement dated February 19, 1988 with Siemens-Pacesetter,
            Inc.- previously filed as an exhibit to the 1989 Form 10-K and incorporated herein by this reference.
10.17     Agreement dated April 16, 1990 with Fechtor, Detwiler & Co., Inc.
10.18     Common Stock Purchase Warrant Certificate dated May 31, 1990 in the name of Fechtor, Detwiler & Co., Inc.
10.19     Common Stock Purchase Warrant Certificate dated May 31, 1990 in the name of Fechtor, Detwiler & Co., Inc.
10.19.1 Letter dated June 12, 1992 extending such Common Stock Purchase Warrant Certificate - previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1992 (the "1992 Form 10-KSB") and incorporated herein by this reference.
10.20     Common Stock Purchase Warrant Certificate dated May 31, 1990 in the name of Lynch, Brewer, Hoffman & Sands.
10.20.1 Letter dated June 12, 1992 extending such Common Stock Purchase Warrant Certificate - previously filed as an exhibit to the 1992 Form 10-KSB and incorporated herein by this reference.
10.21     Common Stock Purchase Warrant dated January 23, 1988 in the name of
            The Equity Group, Inc.
10.22     Agreement dated October 25, 1989 with Allen & Company Incorporated.
10.23     Distributor Agreement dated as of March 12, 1990 with APC
            Cardiovascular Ltd.*
10.24     Agreement dated August 28, 1989 with the Defense Logistics Agency of the U.S. Government, as amended.
10.25     Agreement dated December 7, 1990 with Culverwell &Co., Inc.
10.26     Common Stock Purchase Warrant Certificate dated December 7, 1990 in the name of Culverwell & Co., Inc.
10.26.1   Letter  dated  December  1, 1992  extending  such  Common  Stock
            Purchase Warrant Certificate - previously filed as an exhibit to the 1992 Form 10- KSB and incorporated herein by this reference.
10.27     Common Stock Purchase Warrant Certificate dated October 1, 1991 in the name of Leonardo G. Zangani - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K") and incorporated herein by this reference.
10.28     Common Stock Purchase Warrant Certificate dated January 1, 1992 in the name of Leonardo G. Zangani - previously filed as an exhibit to the 1991 Form 10-K and incorporated herein by this reference.
10.29     Form of Notice of Redemption of Common Stock Purchase Warrants
            dated January 13, 1992 and Letter of Transmittal - previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated January 20, 1992 and incorporated herein by this reference.

10.30     Common Stock Purchase Warrant Certificate dated July 14, 1992 in the name of Culverwell & Co., Inc.- previously filed as an exhibit to the 1992 Form 10-KSB and incorporated herein by this reference.
10.31     Common Stock Purchase Warrant Certificate dated March 1, 1994 in the name of Leonardo G. Zangani - previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993 (the "1993 Form 10-KSB") and incorporated herein by this reference.
10.32     Common Stock Purchase Warrant Certificate dated March 1, 1994 in the name of Lynch, Brewer, Hoffman & Sands - previously filed as an exhibit to the 1993 Form 10-KSB and incorporated herein by this reference.
10.33     Form of Non-Qualified  Stock Option Agreement - previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "1995 Form 10-KSB") and incorporated herein by this reference*
10.34     Form of Common  Stock Purchase  Warrant  Certificate  issued to
            Lynch, Brewer, Hoffman & Sands, Culverwell & Co., Inc., and Leonardo G. Zangani during fiscal 1995 - previously filed as an exhibit to the 1995 Form 10-KSB and incorporated herein by this reference.
10.35     Employment  Agreement  dated as of June 1,  1995  with  Ralph E.
            Hanson previously filed as an exhibit to the 1995 Form 10-KSB and incorporated herein by this reference
11.1      Computation of Net Income per Common Share - filed herewith.
22.1      Subsidiaries.
27.1      Financial Data Schedule - filed herewith.

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

           (Registrant)                     PACE MEDICAL, INC.


                                            By: RALPH E. HANSON
                                                ---------------------------
                                                Ralph E. Hanson, President

                                                Date  March 31, 1997


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            By  RALPH E. HANSON
                                                ---------------------------
                                                Ralph E. Hanson, Director,
                                                Principal Executive, Financial,
                                                and Accounting Officer

                                                Date  March 31, 1997



                                            By  GEORGE F. HARRINGTON
                                                ---------------------------
                                                George F. Harrington, Director

                                                Date  March 31, 1997



                                            By  DERRICK EBDEN
                                                ---------------------------
                                                Derrick Ebden, Director

                                                Date  March 31, 1997

                                    -------------------------------------------
                                    Pace Medical,.Inc. and
                                    Wholly Owned Subsidiary

                                    Consolidated Financial Statements for the
                                    Years Ended December 31, 1996 and 1995
                                    and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Pace Medical, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of Pace Medical, Inc. and its wholly owned subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its wholly owned subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
---------------------------
Boston, Massachusetts
March 14, 1997

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

ASSETS                                                  1996            1995

CURRENT ASSETS:
  Cash and cash equivalents                         $ 1,029,666     $   772,006
  Accounts receivable (no allowance for
    doubtful accounts considered necessary)             265,704         279,607
  Accounts receivable - related party                   156,065         101,174
  Inventories:
    Raw materials                                       254,238         297,247
    Work in process                                     175,003          96,782
    Finished goods                                      151,300         114,039
  Prepaid expenses                                       48,418          45,489
                                                    -----------     -----------

           Total current assets                       2,080,394       1,706,344
                                                    -----------     -----------

PROPERTY AND EQUIPMENT - At cost:
  Machinery, equipment and tooling                       83,940         200,400
  Office furniture and equipment                        138,360          12,201
  Leasehold improvements                                 43,296          23,250
                                                    -----------     -----------
                                                        265,596         235,851
  Less accumulated depreciation and
    amortization                                       (236,183)       (210,317)
                                                    -----------     -----------
                                                         29,413          25,534
                                                    -----------     -----------
OTHER ASSETS                                             48,987          47,832
                                                    -----------     -----------

TOTAL                                               $ 2,158,794     $ 1,779,710
                                                    ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $   167,602     $   149,450
  Accrued expenses                                       48,712          54,634
  Due to officer                                          6,872            --
  Accrued royalties                                     193,932         165,664
                                                    -----------     -----------

           Total current liabilities                    417,118         369,748
                                                    -----------     -----------

EXCESS OF ACQUIRED NET ASSETS
  OVER PURCHASE PRICE                                      --            14,656
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock,  $.01 par value;  authorized
    5,000,000 shares; 3,400,850 and
    3,380,850 shares issued and outstanding
    in 1996 and 1995, respectively                       34,009          33,809
  Additional paid-in capital                          3,147,151       3,137,351
  Cumulative translation adjustment                     108,625          57,081
  Accumulated deficit                                (1,548,109)     (1,832,935)
                                                    -----------     -----------

                                                      1,741,676       1,395,306


                                                    -----------     -----------
TOTAL                                               $ 2,158,794     $ 1,779,710
                                                    ===========     ===========

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

                                                         1996          1995

NET SALES (Note 7)                                   $2,025,221    $1,754,242

COST OF SALES                                         1,026,717       842,394
                                                     ----------    ----------
GROSS PROFIT                                            998,504       911,848

OPERATING EXPENSES:
  Selling, general and administrative expenses          446,234       428,250
  Engineering/development expenses                      292,499       267,463
                                                     ----------    ----------
INCOME FROM OPERATIONS                                  259,771       216,135
                                                     ----------    ----------
OTHER INCOME (EXPENSE):
  Exchange losses, net                                   (7,834)         (814)
  Other income, primarily interest                       32,889        30,697
                                                     ----------    ----------

                                                         25,055        29,883
                                                     ----------    ----------
NET INCOME                                           $  284,826    $  246,018
                                                     ==========    ==========
NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                   $     0.08    $     0.07
                                                     ==========    ==========
AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                       3,631,275     3,380,850
                                                     ==========    ==========


See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------


                                                                            Additional    Cumulative                     Total
                                                       Common Stock          Paid-in     Translation   Accumulated    Shareholders'
                                                   Shares         Value      Capital      Adjustment     Deficit         Equity

BALANCES, JANUARY 1, 1995                         3,380,850     $  33,809   $3,137,351    $ 59,975     $(2,078,953)    $1,152,182

  Net income                                           --            --           --          --           246,018        246,018
  Aggregate translation adjustments                    --            --           --        (2,894)           --           (2,894)
                                                  ---------     ---------   ----------    --------     -----------     ----------
BALANCES, DECEMBER 31, 1995                       3,380,850        33,809    3,137,351      57,081      (1,832,935)     1,395,306

  Common stock issued under stock option plan        20,000           200        9,800        --              --           10,000
  Net income                                           --            --           --          --           284,826        284,826
  Aggregate translation adjustments                    --            --           --        51,544            --           51,544
                                                  ---------     ---------   ----------    --------     -----------     ----------
BALANCES, DECEMBER 31, 1996                       3,400,850     $  34,009   $3,147,151    $108,625     $(1,548,109)    $1,741,676
                                                  =========     =========   ==========    ========     ===========     ==========


See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

                                                            1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  284,826    $ 246,018
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                         13,838       13,912
      Changes in assets and liabilities:
        Accounts receivable                                 16,944     (114,941)
        Prepaid expenses                                     1,532       (1,424)
        Inventories                                        (95,555)    (111,889)
        Accounts payable                                    26,180       (7,766)
        Accrued royalties and expenses                      10,437       34,091
        Other                                               (7,786)     (59,807)
                                                        ----------    ---------
           Net cash provided by (used in)
             operating activities                          250,416       (1,806)

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Additions to property and equipment                      (18,130)      (7,012)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES -
  Common stock issued under stock option plan               10,000         --

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     15,374         (286)
                                                        ----------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                             257,660       (9,104)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               772,006      781,110
                                                        ----------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                  $1,029,666    $ 772,006
                                                        ==========    =========

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995

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

     Product Liability and Limits of Insurance Coverage - Because the Company's temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company's liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance. The Company maintains product liability coverage outside the United States with annual limits of L500,000 (approximately $857,000 as of December 31, 1996) per occurrence and in the aggregate. The Company does not have product liability insurance in the United States, and any claim could adversely affect the Company's financial condition. The Company believes, based upon management's experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads. However, the cost of recalling its products upon discovery of any material defects would be substantial and could have an adverse effect on the Company and its financial condition.

     Sales - Sales are recorded upon shipment of goods.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

     Property and Equipment - Property and equipment is stated at cost. Depreciation is recorded under the straight-line method based on the estimated useful lives of the related assets. Depreciation expense approximated $9,000 and $10,000 for the years ended December 31, 1996 and 1995, respectively. The Company regularly reviews property and equipment to determine that the carrying values have not been impaired.

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

     Excess of Acquired Net Assets Over Purchase Price - The excess of acquired net assets over the purchase price is first used to reduce noncurrent assets to zero and any remaining amount is amortized over ten years from the date of acquisition.

     Income Taxes - The Company computes income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This standard requires current and deferred tax assets and liabilities to be determined based on tax rates and laws enacted as of the balance sheet date rather than historical tax rates. No net deferred tax assets have been recorded because of the inability of the Company to use tax carryforwards against future reversals of temporary differences.

     Warranty - The Company warrants its temporary cardiac pacemakers for one year. Historical loss experience has been such that no reserves for warranties are currently provided.

     Income Per Common Share - Primary income per common share is computed on the basis of weighted average number of shares outstanding plus the common stock equivalents (if dilutive) that would arise from the exercise of stock options and warrants.

     Stock-Based Compensation - Compensation expense associated with awards of stock or options to employees is measured using the intrinsic value method. Compensation expense associated with awards to nonemployees is measured using a fair value method.

     Cash and Cash Equivalents - Cash and cash equivalents include all highly liquid investments with a remaining maturity of three months or less at date of purchase.

     Changes in Accounting Principles - In 1996, the Company adopted the provisions SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized in 1996.

2.   RELATED-PARTY TRANSACTIONS

     The Chairman and a shareholder are the owners of Pace Technology. Pace Technology has developed the MICRO-PACE series of temporary cardiac pacemakers. Pace Technology licenses its designs to Pace, who manufactures and sells the products in exchange for a negotiated royalty (5% of net sales). Royalty expense was $22,458 in 1996 and $39,748 in 1995. Payables to Pace Technology totaled $193,932 and $165,664 at December 31, 1996 and 1995, respectively. Pursuant to the agreement, royalties will not be accrued subsequent to December 31, 1996. The Company will continue to have the right to manufacture products under the original licensing agreement.

     In March 1990, the Company entered into an agreement with APC Cardiovascular Ltd. ("Cardiovascular"). This agreement specified that Cardiovascular would act as Pace's distributor in the UK. A director of Cardiovascular is also a director of Pace. Sales to Cardiovascular amounted to $661,912 and $447,759 in 1996 and 1995, respectively (Customer B, Note
     7). Receivables from Cardiovascular at December 31, 1996 and 1995 were $156,065 and $101,174, respectively.

3.   COMMITMENTS

     Lease Obligations - APC leases its plant and office facility under an operating lease which expires in 2006. The lease agreement specifies that the rent will be (pound)28,500 ($48,849 at December 31, 1996) per year and that it may be revised every five years commencing in 1996. The lease also requires payment of a pro rata share of insurance and maintenance costs in addition to the rental payment.

     Future minimum rental payments under operating leases with a term of over one year total approximately $50,000 in each of the next five years and $250,000 in the aggregate thereafter.

     Rental expense for all operating leases, including leases with terms of less than one year, amounted to $82,180 and $85,644 in 1996 and 1995, respectively.

     Contracts - The Company has entered into a three-year employment agreement with its chairman that provides for annual compensation of $105,000. The agreement expires in June 1998.

4.   INCOME TAXES

     There was no tax expense recorded in 1996 and 1995 due to the use of net operating loss carryforwards for financial reporting purposes.

     The Company has $931,000 and $993,000 of deferred tax assets fully reserved at December 31, 1996 and 1995, respectively, the components of which approximated the following:

                                                              1996       1995

     Net operating loss carryforwards                       $651,000   $732,000
     Research and development credits                        171,000    160,000
     Inventory                                                26,000     22,000
     Royalty accruals                                         75,000     66,000
     Other                                                     8,000     13,000
                                                            --------   --------
                                                            $931,000   $993,000
                                                            ========   ========

     Deferred tax assets have been fully reserved. The net change in the valuation allowance in 1996 was ($62,000) due to the expiration of certain net operating loss carryforwards.

     Pace has federal income tax loss carryforwards for financial and tax reporting purposes of approximately $1,135,000 which begin expiring in the years 2003 through 2009 and state income tax carryforwards of approximately $494,000 which begin expiring in 1997 through 1999.

     APC has approximately (pound)394,900 ($676,900) at December 31, 1996 of tax loss carryforwards available in the UK at December 31, 1996.

5.   SHAREHOLDERS' EQUITY

     The Company's nonqualified stock option plan was established in 1986 and provides for the granting of options for up to 200,000 shares of its common stock (shares have been reserved for the same amount). To date, options totaling 200,000 shares have been granted pursuant to this plan and no further options may be granted under this plan. In addition, during 1996 and 1995 the Board of Directors authorized and options were granted to purchase 50,000 and 135,000 shares of common stock under nonqualified stock option agreements. Options may be granted at not less than fair market value of the Company's common stock on the date of grant, vest at the date of grant and are of a five-year duration. A summary of stock option activity under both plans is as follows:

                                                         Weighted     Weighted
                                            Number       Average       Average
                                              of         Exercise       Fair
                                           Options        Price         Value
     Outstanding and exercisable,
      January 1, 1995                       30,000        $ 1.00
       Granted                             161,000           .50        .46
       Exercised                              --             --
       Expired                                --             --
                                           -------
     Outstanding and exercisable,
      December 31, 1995                    191,000           .58
       Granted                              50,000           .50        .54
       Exercised                           (20,000)          .50
       Expired                             (20,000)          .88
                                           -------
     Outstanding and exercisable,
      December 31, 1996                    201,000           .54
                                           =======

     The following table sets forth information regarding options outstanding at December 31, 1996:

                                                     Weighted      Weighted
                                                      Average       Average
                                        Exercise     Exercise      Remaining
      Number of Options                   Price        Price     Life (Years)

      Outstanding and exercisable

        191,000                           $0.50        $0.50         3.92
         10,000                            1.25         1.25         1.50

     The Company has also issued 260,000 warrants to its attorneys and underwriters, the activity for which is as follows:

                                                                          Weighted    Weighted
                                                                          Average     Average
                                                             Number of    Exercise      Fair
                                                             Warrants      Price        Value
     Outstanding and exercisable, January 1, 1995               --        $  --         $  --
       Granted                                               260,000        0.95          0.52
                                                             -------
     Outstanding and exercisable, December 31, 1995          260,000        0.95
       Terminated                                            (50,000)       1.00
                                                             -------
     Outstanding and exercisable, December 31, 1996          210,000         .94
                                                             =======


     The following table sets forth information regarding warrants outstanding at December 31, 1996:

                                                        Weighted      Weighted
                                                         Average       Average
                                         Exercise       Exercise      Remaining
     Number of Warrants                    Price          Price     Life (Years)

     Outstanding and exercisable

      25,000                               $0.50          $0.50         0.33
     185,000                                1.00           1.00         0.83

     The fair value of options on their grant date for stock options and warrants was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                            1996           1995

     Risk free interest rate                                 5.00%         5.00%
     Expected life of option grants                     4.5 years      4.5 years
     Expected life of warrant grants                      2 years        2 years
     Expected volatility of underlying stock                  118%          118%
     Expected dividend payment rate, as a
       percentage of the stock
       price on the date of grant                            --             --

     The option pricing model used was designed to value readily tradeable stock options and warrants with relatively short lives. The options and warrants are not tradeable with contractual lives of up to five years. However, management believes that the assumptions used to value the options and warrants and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

     As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method for all options to measure compensation, reported net income and earnings per share would have been as follows:

                                                         1996            1995
      Net income:
        As reported                                  $ 284,826        $ 246,018
        Pro forma                                      261,755           23,171

      Net income per common share:
        As reported                                       0.08             0.07
        Pro forma                                         0.07             0.01

6.   GEOGRAPHIC SEGMENTS

     Geographic area results were:

                                    United           United
                                    States           Kingdom      Eliminations    Consolidated
1996
Sales and transfers               $ 1,385,949      $ 822,133      $ (182,861)     $ 2,025,221
Net operating income (loss)            (7,807)       251,461          16,117          259,771
Identifiable assets                 2,092,591        561,541        (495,338)       2,158,794

1995
Sales and transfers               $ 1,325,311      $ 606,199      $ (177,268)     $ 1,754,242
Net operating income                  102,023        101,444          12,668          216,135
Identifiable assets                 1,452,589        327,121               -        1,779,710


     Transfers between areas are valued at cost plus a markup. Direct sales to foreign customers from domestic operations were not material.

7.   SIGNIFICANT CUSTOMERS

     In 1996 and 1995, there were sales to major customers that exceeded 10% of total net sales. Sales to these customers were:

          1996
       Customer A                   $ 692,215           34 %
       Customer B                     661,912           33
       Customer C                     357,750           18
       Customer D                          -             -

          1995
       Customer A                   $ 239,140           14 %
       Customer B                     447,759           26
       Customer C                     648,820           37
       Customer D                     285,585           16

                                   * * * * * *