Form 10QSB
period 1997-03-31
PACE MEDICAL INC
filed 1997-05-14
CIK 814057

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

      (Mark One)
      [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        March 31, 1997
                                    --------------------------------------------

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to                   .
                                    ---------------------   ------------------

      Commission file number     0-16257
                            ----------------------------------------------------


                               Pace Medical, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Massachusetts                       04-2867416
               -------------                       ----------
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
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.            Yes  X  No
                                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1997.

     3,400,870 shares of Common Stock, par value $.01 per share

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

      a) Consolidated Condensed Balance Sheets

      b) Consolidated Condensed Statements of Income

      c) Consolidated Condensed Statements of Cash Flows

      d) Notes to Consolidated Condensed Financial Statements

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                       MARCH 31, 1997    DECEMBER 31, 1996
                                       --------------    -----------------
                                        (Unaudited)     (See note below)

ASSETS
------

Current assets:

Cash and cash equivalents               $1,089,580         $1,029,666
Accounts receivable                        374,448            421,769

Inventories:
 Raw materials                             219,298            254,238
 Work-in-process                           160,054            175,003
 Finished goods                            168,071            151,300
                                        ----------         ----------
                                           547,423            580,541

Other current assets                        53,622             48,418
                                        ----------         ----------

  Total current assets                   2,065,073          2,080,394

Plant and equipment, net                    67,498             29,413
Other assets                                 6,049             48,987
                                        ----------         ----------

TOTAL ASSETS                            $2,138,621         $2,158,794
                                        ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:

 Accounts payable                       $  109,108         $  167,602
 Due to officer                              3,689              6,872
 Accrued expenses                           45,111             48,712
 Accrued royalties                         186,319            193,932
                                        ----------         ----------

  Total current liabilities                344,228            417,118

Excess of acquired net
 assets over purchase price                      0                  0

                PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                      MARCH 31, 1997     DECEMBER 31, 1996
                                      --------------     -----------------
                                       (Unaudited)       (See note below)

Shareholders' equity:

Common stock                                34,009             34,009
Additional paid-in capital               3,147,151          3,147,151
Cumulative translation
 adjustment                                 84,850            108,625
Accumulated deficit                     (1,471,617)        (1,548,109)
                                       -----------        -----------

                                         1,794,394          1,741,676
                                       -----------        -----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                  $ 2,138,621        $ 2,158,794
                                       ===========        ===========


Note: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date.

See accompanying notes to consolidated condensed financial statements.

                PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                      FOR THE THREE MONTHS
                                          ENDED MARCH 31
                                  --------------------------

                                      1997            1996
                                  ----------      ----------

Net Sales                         $  461,841      $  597,081

Cost of sales                        239,125         308,598
                                  ----------      ----------

                                     222,716         288,483

Other operating expenses             155,940         165,462
                                  ----------      ----------

Income from  operations               66,776         123,021

Other income                          (9,716)         (8,004)
                                  ----------      ----------

Net income before taxes               76,492         131,025

Provision for income taxes                 0               0
                                  ----------      ----------

Net income                        $   76,492      $  131,025
                                  ==========      ==========

Net income per
 common and common
 equivalent share                 $      .02      $      .04
                                  ==========      ==========

Average number of
 common and common
 equivalent shares outstanding     3,589,668       3,467,382
                                  ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                                         MARCH 31

                                                  1997            1996
                                                  ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $   76,492      $131,025
  Adjustments to reconcile
    net income to net cash
    provided by operating activities:
      Depreciation and amortization                (5,207)       (3,743)
  Change in assets and
    liabilities, net:                              21,507       (56,302)
                                               ----------      --------

  Net cash provided by
    operating activities                           92,792        70,980

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property
    and equipment                                 (32,878)      (22,338)
                                               ----------      --------

  Net cash used in
    investing activities                          (32,878)      (22,338)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options
    and warrants                                        0         4,999
                                               ----------      --------

  Net cash provided by financing activities             0         4,999

NET INCREASE IN CASH                           $   59,914      $ 53,641

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                       $1,029,666      $772,006

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                             $1,089,580      $825,647
                                               ==========      ========

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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of March 31, 1997 and March 31, 1996, and the results of their operations for the three months ended March 31, 1997 and March 31, 1996, and their cash flows for the three months ended March 31, 1997 and March 31, 1996.

3. The Company prepares its financial information using the same accounting principles as for its annual financial statements with the following modifications:

     a. No physical inventories were taken during the periods ended March 31, 1997 or 1996. Cost of sales for such periods was calculated primarily using standard cost methods.

4. In February, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended March 31, 1997 and March 31, 1996, basic and diluted earnings per share under SFAS 128 would have been the same as the reported income per share.

5. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     As of March 31, 1997, the Company had cash and cash equivalents of $1,089,580 and working capital of $1,720,845. This reflects an increase over the figures seen at December 31, 1996 and reflects the impact of the profit realized in the first quarter of 1997.

     The Company expects to maintain a sound financial base for the balance of fiscal 1997. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996

     Sales in the first quarter of 1997 decreased 22% from the prior corresponding period of 1996 due to lower sales to OEM accounts. Management anticipates that the current sales level will improve as recent changes experienced with our OEM accounts stabilize. In addition, the use of a national distributor company is being considered to improve our coverage of the U.S. marketplace.

     The Company's margins of 48% in the first quarter of 1997 are consistent with those in the first quarter of 1996. These margin levels are in accordance with those that management would expect during a period when new products are introduced to manufacturing. The margin primarily reflects the current ability of the Company to absorb the overhead structure that has been established to support its products. It should be noted that pricing is continuing to remain firm on its products.

     Operating expenses decreased slightly between 1997 and 1996. This reflects management's commitment to containing costs. Management also does not anticipate any significant increases in its operating expenditures during the balance of 1997. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

     No taxes were provided on income owing to the Company's substantial net operating loss carryforwards on both the U.S. and the U.K.

     The Company earned net income for the quarter of $76,492 or $.02 per share. This contrasts with net income of $131,025 or $.04 per share in the first quarter of 1996. These differences are reflective of the domestic OEM distribution changes experienced in the first quarter of 1997.

     In February, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended March 31, 1997 and March 31, 1996, basic and diluted earnings per share under SFAS 128 would have been the same as the reported income per share.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: 11. Statement Re Computation of Per Share Earnings
                    27. Financial Data Schedule

     (b)  Reports on Form 8-K: None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PACE MEDICAL, INC.
                                           ---------------------------------
                                              (Registrant)

Date:      May 14, 1997                    RALPH E. HANSON
     ---------------------                 ---------------------------------
                                           Ralph E. Hanson, President
                                           and Principal Executive Officer

Date:      May 14, 1997                    RALPH E. HANSON
     ---------------------                 ---------------------------------
                                           Ralph E. Hanson, Principal
                                           Financial Officer