Form 10QSB
period 1997-06-30
PACE MEDICAL INC
filed 1997-08-13
CIK 814057

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

Commission file number      0-16257

                               Pace Medical, Inc.
        (Exact name of small business issuer as specified in its charter)

            Massachusetts                                04-2867416
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     identification No.)

               391 Totten Pond Road, Waltham, Massachusetts 02154
                   (Address of principal executive offices)

                                 (617) 890-5656
                           (Issuer's telephone number,
                              including area code)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  [X]      No   [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 1997.

         3,409,870 shares of Common Stock, par value $.01 per share

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

        a)    Consolidated Condensed Balance Sheets

        b)    Consolidated Condensed Statements of Income

        c)    Consolidated Condensed Statements of Cash Flows

        d)    Notes to Consolidated Condensed Financial Statements

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     JUNE 30, 1997      DECEMBER 31, 1996
                                                     -------------      -----------------
                                                      (Unaudited)        (See note below)

ASSETS

Current assets:
Cash and cash equivalents                              $1,154,743            $1,029,666
Accounts receivable                                       411,415               421,769
Inventories:
 Raw materials                                            273,763               254,238
 Work-in-process                                           73,985               175,003
 Finished goods                                           112,825               151,300
                                                       ----------            ----------
                                                          460,573               580,541
Other current assets                                       52,409                48,418
                                                       ----------            ----------
   Total current assets                                 2,079,140             2,080,394
Plant and equipment, net                                   64,608                29,413
Other assets                                                5,810                48,987
                                                       ----------            ----------
TOTAL ASSETS                                           $2,149,558            $2,158,794
                                                       ==========            ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                      $   133,227            $  167,602
Due to officer                                              -                     6,872
Accrued expenses                                           40,156                48,712
Accrued royalties                                          -                    193,932
                                                       ----------            ----------
    Total current liabilities                             173,383               417,118

Shareholders' equity:
Common stock                                               34,009                34,009
Additional paid-in capital                              3,147,151             3,147,151
Cumulative translation
 adjustment                                                93,342               108,625
Accumulated deficit                                    (1,298,327)           (1,548,109)
                                                       ----------            ----------
                                                        1,976,175             1,741,676
                                                       ----------            ----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                  $2,149,558            $2,158,794
                                                       ==========            ==========


Note: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date.

     See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                       For the three months                   For the six months
                                           ended June 30                          ended June 30
                                  -------------------------------         -------------------------------

                                      1997                1996                1997                1996
                                  -----------         -----------         -----------         -----------

Net Sales                         $   683,373         $   519,698         $ 1,145,214         $ 1,116,779

Cost of sales                         329,238             257,812             568,363             566,410
                                  -----------         -----------         -----------         -----------

                                      354,135             261,886             576,851             550,369


Other operating expenses              191,183             198,467             347,123             363,929
                                  -----------         -----------         -----------         -----------

Income from
 operations                           162,952              63,419             229,728             186,440


Other income                          (10,338)             (7,762)            (20,054)            (15,766)
                                  -----------         -----------         -----------         -----------

Net income before taxes               173,290              71,181             249,782             202,206

Provision for income taxes                  0                   0                   0                   0
                                  -----------         -----------         -----------         -----------

Net income                        $   173,290         $    71,181         $   249,782         $   202,206
                                  ===========         ===========         ===========         ===========

Net income per
 common and common
 equivalent share                 $       .05         $       .02         $       .07         $       .06
                                  ===========         ===========         ===========         ===========

Average number
  of common shares and
  common equivalent
  shares outstanding                3,561,465           3,647,389           3,568,193           3,598,141

     See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                      ----------------
                                                                           JUNE 30
                                                                           -------

                                                                 1997                    1996
                                                                 ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $   249,782             $   202,206
    Adjustments to reconcile
      net income to net cash
      used in operations:
        Depreciation and amortization                                 53                  (1,643)
   Change in assets and
        liabilities, net:                                        (89,511)                 66,906
                                                             -----------             -----------

    Net cash provided by
        operating activities                                     160,324                 267,469

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property
        and equipment                                            (35,247)                (43,361)
                                                             -----------             -----------
    Net cash used in
        investing activities                                     (35,247)                (43,361)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants                    -                     4,999
                                                             -----------             -----------

    Net cash provided by financing activities                        -                     4,999

NET INCREASE IN CASH                                             125,077                 229,107
                                                             -----------             -----------

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                       1,029,666                 772,006
                                                             -----------             -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                           $ 1,154,743             $ 1,001,113
                                                             ===========             ===========


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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of June 30, 1997 and the results of their operations for the three and six months ended June 30, 1997 and June 30, 1996 and their cash flows for the six months ended June 30, 1997 and June 30, 1996.

3. The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended June 30, 1997 or 1996. Cost of sales for such periods was calculated primarily using standard cost methods.

4. In February, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended June 30, 1997 and June 30, 1996, basic and diluted earnings per share under SFAS 128 would have been approximately the same as the reported income per share.

5. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of June 30, 1997, the Company had cash and cash equivalents of $1,154,743 and working capital of $1,905,757. Working capital has increased since December 31, 1996 owing to the profitable operations of the Company over the first half of the year. The Company's cash position has also increased significantly over December 31, 1996 because of these profitable operations.

The Company expects to maintain a sound financial base for the balance of fiscal 1997. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

FINANCIAL RESULTS - THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

Sales in the second quarter of 1997 increased 32% over the sales posted in the second quarter of 1996. The increase in sales reflects an increase in market penetration by the Company's distributors and OEM accounts. A broader base of products and increased customer awareness of the product offerings is allowing this to happen.

The Company's margins in the second quarter increased over those seen in 1996 (from 50% in 1996 to 52% in 1997). This occurred due to a change in the product mix. It should be noted that pricing is continuing to remain firm on all products.

Operating expenses were slightly lower in the three months ended June 30, 1997 versus the three months ended June 30, 1996. Management does not anticipate any significant increases in its operating expenditures during the balance of 1997. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the three months ended June 30, 1997 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net income for the quarter was $173,290 or $.05 per share. This is substantially greater than that seen in the second quarter of 1996 and reflects the continued demand for the Company's products.

FINANCIAL RESULTS - SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996

Sales in the six months ended June 30, 1997 increased slightly over those seen in the six months ended in June 30, 1996. This increase is attributable to the Company being able to maintain a consistent level of sales in 1997.

The Company's margins for the year-to-date period are slightly more than those of last year. This occurred due to a change in the product mix.

Operating expenses were slightly lower for the six months ended June 30, 1997 versus the six months ended June 30, 1996. Management also does not anticipate any significant increases in its operating expenditures during the balance of 1997. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the six months ended June 30, 1997 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net income for the six months was $249,782 or $.07 per share, representing an increase of 24% over the 1996 period. This is a substantial improvement over the first six months of 1996 and is attributable to the factors described above.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company's expectations regarding business strategy, pricing, anticipated operating results, operating expenses and anticipated working capital) may be "forward-looking" statements. The Company's actual results may differ from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, risks associated with the introduction of new products, development of markets for new products offered by the Company, government regulation, competition and general economic conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on May 22, 1997, the following members were elected to the Board of Directors:


--------------------------------------------------------------------------------
                                             Votes              Votes
                                              For            Withheld
--------------------------------------------------------------------------------

         Ralph E. Hanson                   2,851,191           4,000
         George F. Harrington              2,851,191           4,000
         Derrick Ebden                     2,851,191           4,000


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:  11.  Statement re: Computation of Per Share Earnings

                   27.  Financial Data Schedule

    (b) Reports on Form 8-K:  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PACE MEDICAL, INC.
                                            ------------------
                                               (Registrant)


Date:  August 13, 1997                      RALPH E. HANSON
      -----------------                     -------------------------------
                                            Ralph E. Hanson, President
                                             and Chief Executive Officer
                                             (principal executive officer)


Date:  August 13, 1997                      RALPH E. HANSON
      -----------------                     -------------------------------
                                            Ralph E. Hanson, Chief
                                             Financial Officer
                                             (principal financial officer)