Form 10QSB
period 1997-09-30
PACE MEDICAL INC
filed 1997-11-14
CIK 814057

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        September 30, 1997
                                        -------------------------------

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________.

         Commission file number              0-16257
                                ----------------------------------

                               Pace Medical, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Massachusetts                                           04-2867416
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               identification No.)

               391 Totten Pond Road, Waltham, Massachusetts 02154
               --------------------------------------------------
                   (Address of principal executive offices )

                                 (617) 890-5656
                         ------------------------------
                           (Issuer's telephone number,
                              including area code)

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1997.

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

        a)    Consolidated Condensed Balance Sheets

        b)    Consolidated Condensed Statements of Income

        c)    Consolidated Condensed Statements of Cash Flows

        d)    Notes to Consolidated Condensed Financial Statements

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                          SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                          ------------------   -----------------
                                             (Unaudited)        (See note below)
ASSETS
------

Current assets:
Cash and cash equivalents                    $ 1,233,644          $ 1,029,666
Accounts receivable                              379,191              421,769
Inventories:
 Raw materials                                   239,928              254,238
 Work-in-process                                 110,276              175,003
 Finished goods                                  109,734              151,300
                                             -----------          -----------
                                                 459,938              580,541
Other current assets                              53,058               48,418
                                             -----------          -----------
   Total current assets                        2,125,831            2,080,394
Plant and equipment, net                          71,797               29,413
Other assets                                       5,571               48,987
                                             -----------          -----------
TOTAL ASSETS                                 $ 2,203,199          $ 2,158,794
                                             ===========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
Accounts payable                             $   112,598          $   167,602
Due to officer                                     3,911                6,872
Accrued expenses                                  24,477               48,712
Accrued royalties                                     --              193,932
                                             -----------          -----------
    Total current liabilities                    140,986              417,118

Shareholders' equity:
Common stock                                      34,009               34,009
Additional paid-in capital                     3,147,151            3,147,151
Cumulative translation
 adjustment                                       63,592              108,625
Accumulated deficit                           (1,182,539)          (1,548,109)
                                             -----------          -----------
                                               2,062,213            1,741,676
                                             -----------          -----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                        $ 2,203,199          $ 2,158,794
                                             ===========          ===========


Note: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date.

     See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                    For the three months                 For the nine months
                                     ended September 30                  ended September 30
                                    ---------------------                ------------------

                                    1997              1996              1997              1996
                                -----------       -----------       -----------       -----------

Net Sales                       $   512,807           471,519       $ 1,658,021       $ 1,588,298

Cost of sales                       242,899           262,920           811,262           829,330
                                -----------       -----------       -----------       -----------

                                    269,908           208,599           846,759           758,968

Other operating expenses            164,506           153,432           511,630           517,361
                                -----------       -----------       -----------       -----------
Income from
 operations                         105,402            55,167           335,129           241,607

Other income                        (10,386)           (8,030)          (30,441)          (23,796)
                                -----------       -----------       -----------       -----------

Net income before taxes             115,788            63,197           365,570           265,403

Provision for income taxes                0                 0                 0                 0
                                -----------       -----------       -----------       -----------

Net income                      $   115,788       $    63,197       $   365,570       $   265,403
                                ===========       ===========       ===========       ===========

Net income per
 common and common
 equivalent share               $       .03       $       .02       $       .10       $       .07
                                ===========       ===========       ===========       ===========
Average number
  of common shares and
  common equivalent
  shares outstanding              3,528,620         3,632,404         3,556,141         3,565,976


     See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                 -----------------
                                                                   SEPTEMBER 30
                                                                   ------------
                                                             1997                1996
                                                         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                           $   365,570         $   265,403
    Adjustments to reconcile
      net income to net cash
      used in operations:
        Depreciation and amortization                         (1,798)             (2,699)
   Change in assets and
        liabilities, net:                                   (119,210)            (21,330)
                                                         -----------         -----------
    Net cash provided by
        operating activities                                 244,562             241,374

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property
        and equipment                                        (40,584)            (42,340)
                                                         -----------         -----------
    Net cash used in
        investing activities                                 (40,584)            (42,340)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants                 --               5,000
                                                         -----------         -----------

    Net cash provided by financing activities                     --               5,000

NET INCREASE IN CASH                                         203,978             204,034
                                                         -----------         -----------
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                   1,029,666             772,006
                                                         -----------         -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                       $ 1,233,644         $   976,040
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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of September 30, 1997 and the results of their operations for the three and nine months ended September 30, 1997 and 1996 and their cash flows for the nine months ended September 30, 1997 and 1996.

3. The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended September 30, 1997 or 1996. Cost of sales for such periods was calculated primarily using standard cost methods.

4. In February, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended September 30, 1997 and September 30, 1996, basic and diluted earnings per share under SFAS 128 would have been approximately the same as the reported income per share.

5. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of September 30, 1997, the Company had cash and cash equivalents of $1,233,644 and working capital of $1,984,845. The working capital increase from the position at December 31, 1996 is attributable almost entirely to the nine months profit from operations of $365,570. The Company's cash flows have historically tracked its operational results.

The Company expects to maintain a sound financial base for the balance of 1997. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

FINANCIAL RESULTS - THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

Sales in the third quarter of 1997 increased approximately 9% over sales posted in the third quarter of 1996. The increase in sales reflects an increase in market penetration by the Company's distributors and OEM accounts. A broader base of products and increased customer awareness of the product offerings is allowing this to happen.

The Company's margins in the third quarter were higher than those achieved in 1996 (from 44% in 1996 to 52% in 1997). This occurred due to a change in product mix. It should be noted that pricing continued to remain firm on all products.

Operating expenses remained relatively consistent between 1996 and 1997. This relative stability reflects management's commitment to contain costs. Management does not anticipate any significant increases in its operating expenditures during the balance of 1997. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the three months ended September 30, 1997 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net income for the quarter was $115,788 or $.03 per share in contrast to $63,197 or $.02 per share in the third quarter of 1996 and reflected continued demand for the Company's products.

FINANCIAL RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

Sales in the nine months ended September, 1997 increased slightly over those seen in the nine months ended in September, 1996. This increase is attributable to the Company being able to maintain a consistent level of sales in 1997.

The Company's margins for the year-to-date were slightly higher than those of last year due to a change in product mix.

Operating expenses were slightly lower for the nine months ended September 30, 1997 verses the nine months ended September 30, 1996. Management does not anticipate any significant increases in its operating expenditures during the balance of 1997. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the nine months ended September 30, 1997 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net income for the nine month period ended September 30, 1997 was $365,570, or $.10 per share, representing an increase of 38% from the nine month period ended September 30, 1996. This substantial improvement was attributable to higher revenues and higher margins which were achieved without an increase in operating expenses.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding business strategy, pricing, anticipated operating results, operating expenses and anticipated working capital) may be "forward-looking" statements. The Company's actual results may differ from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, risks associated with the introduction of new products, development of markets for new products offered by the Company, government regulation, competition and general economic conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In February, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended September 30, 1997 and September 30, 1996, basic and diluted earnings per share under SFAS 128 would have been the same as the reported income per share.

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

                                                   PACE MEDICAL, INC.
                                                ---------------------------
                                                     (Registrant)


Date:    November 14, 1997                      By:  /s/ Ralph E. Hanson
         --------------------                   --------------------------------
                                                   Ralph E. Hanson, President
                                                   and Chief Executive Officer
                                                   (principal executive officer)


Date:     November 14, 1997                     By:  /s/ Ralph E. Hanson
          --------------------                  --------------------------------
                                                   Ralph E. Hanson, Chief
                                                   Financial Officer
                                                   (principal financial officer)