Form 10KSB40
period 1997-12-31
PACE MEDICAL INC
filed 1998-03-30
CIK 814057

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________________ to ___________________

Commission file number 0-16257

                               PACE MEDICAL, INC.
--------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

Massachusetts                                            04-2867416
--------------------------------------------------------------------------------
(State or other jurisdiction                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

391 Totten Pond Road
Waltham, Massachusetts                                   02154
--------------------------------------------------------------------------------
(Address of principal                                    (Zip Code)
executive offices)

Issuer's telephone number, including area code (781) 890-5656
                                               --------------

Securities registered under Section 12(b) of the Act:
                                    Name of each exchange on
      Title of each class           which registered

               None
      -------------------           -------------------------

Securities registered under Section 12(g) of the Act:

               Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
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

      State issuer's revenues for its most recent fiscal year.  $2,144,699

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 90 days.

$2,040,870 as of March 19, 1998.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      3,400,870 shares of Common Stock, $.01 par value, as of March 19, 1998.

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

      The Company believes, based upon industry publications, that the worldwide market for temporary pacemakers, temporary pacing leads, pacing analyzers, myocardial heartwires, lead introducers, and surgical extension cables is approximately $100 million annually. The Company further believes based upon management's experience that in number of units sold, percent of market and dollar volume, the programmable DDD dual chamber temporary pacemakers will experience the fastest rate of growth of all lines in the temporary pacemaker business during the next five years.

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

      An SPMA is a means by which a new product may be approved by the FDA, when its characteristics and indications for use are similar to a PMA device, and its methods of design, manufacture and control present no new or unusual safety and effectiveness issues. A controlled clinical study may still be a requirement for an SPMA approval.

      All new products that are to be introduced to the United States market will require FDA approval prior to being made available for commercial marketing. See "Government Regulation".

The products currently marketed by the Company are as follows:

      TEMPORARY CARDIAC PACEMAKERS. The Company's Model 4570 MICRO-PACE, dual-chamber, temporary cardiac pacemaker, is a programmable eleven (11) mode, "state of the art", single and dual-chamber temporary cardiac pacemaker consisting of three (3) atrial modes, AOO, AAI, AAT, four (4) ventricular modes VDD, VOO, VVI, VVT, and four (4) dual modes DOO, DVI, DDI, DDD. The MICRO-PACE is a technically advanced dual-chamber temporary cardiac pacemaker which utilizes a copyrighted computer software-based microprocessor design. See "Licenses and Proprietary Technology". With the MICRO-PACE unit, the physician is able to select the proper physiological parameters in accordance with each individual patient's needs. The MICRO-PACE unit has features that address the typical complications previously associated with advanced dual-chamber pacing modes. The simplified keyboard operation, visual display, built-in safety features, wide selection of parameter and operation modes, size and battery operation are all features that make the MICRO-PACE unit an innovation in temporary cardiac pacing. The Model 4570 MICRO-PACE, dual-chamber, DDD, temporary cardiac pacemaker is an enhanced version of the Company's original MICRO-PACE unit, Model 4553, which received FDA approval in 1991. The Model 4570 received FDA SPMA approval in August, 1995. It has the ability to sense, pace and track in the DDD mode at high-rates; thus, allowing cardiologists and surgeons to address the needs of post-operative, open-heart patients, regardless of their age. In particular, the device will greatly assist the recovery of both infants and young children, who have very fast atrial heart rates (180-210 bpm) and have developed temporary heart block, following open-heart surgery. To the Company's knowledge, the Model 4570, dual-chamber, temporary pacemaker is the only device of its kind in the world that has the ability to sense and pace at high rates in the DDD mode; thereby, restoring A-V synchrony and improving cardiac output.

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

      PACING ANALYZER. The Model 4800 AccuPace(TM), dual-chamber pacing analyzer, combines the benefits of dual-chamber multi-mode, multi-parameter pacing with testing features that evaluate, display, store, and print out the important characteristics of the patient's lead system. The temporary pacing feature allows the physician to perform pre-implant stimulation studies of the basic pacing parameters and functions on the patient prior to the implantation of a permanent pulse generator. Considerable attention has been paid in the design of this product to the "user friendly" aspects of its operation. The Company received 510(k) approval from the FDA covering the Model 4800 AccuPace(TM), dual-chamber, pacing analyzer in September, 1994.

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

      MODEL 5200 SINGLE-CHAMBER, TEMPORARY PACEMAKER. The Company intends to file a regulatory submission with the FDA during 1998 covering its new Model 5200 single-chamber, temporary pacemaker. This device has many new features over our present Model EV4543 and other competitive devices now on the market. The design encompasses the expressed needs of the medical community from both a user-friendly and performance standpoint.

      OTHER. Several new state-of-the art temporary pacing products are in development. The Company intends to file additional regulatory submissions with the FDA covering these devices during the year 1999.

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

      The Company focuses on two major domestic and international selling markets. These markets are as follows:

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

      Since in most cases an insurance company or government program, including Medicare and Medicaid programs, reimburses the hospital or patient for pacemakers, any future reductions in government funding of health insurance may limit funds available to certain government third-party payers to pay for the Company's products; thereby, adversely affecting the Company's sales.

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

PRODUCT LIABILITY AND LIMITS OF INSURANCE COVERAGE

      Because the Company's temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company's liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance. The Company maintains product liability coverage outside the United States with annual limits of (pounds)500,000 (approximately $825,400 as of December 31, 1997) per occurrence and in the aggregate. The Company does not have product liability insurance in the United States, and any claim could adversely affect the Company's financial condition and results of operations. The Company believes, based upon management's experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads. However, the cost of recalling its products upon discovery of any material defects would be substantial and could have an adverse effect on the Company and its financial condition and results of operations.

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

      During the years ended December 31, 1996, and December 31, 1997, the Company expended $292,499 and $190,966, respectively, on product development.

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

     The European Community has recently set forth certain specifications that medical devices must meet so as to be sold to countries in the European Community. Companies are required to obtain certification by June 13, 1998 under the ISO 9000 Registration program in order to establish compliance with such specification requirements. At the current time, procedures to obtain such certification are substantially complete and management does not believe that the Company will fail to meet this deadline.

FOREIGN OPERATIONS

      For the years ended December 31, 1996, and December 31, 1997, revenues from foreign customers, including export sales, totaled $768,609 and $940,164, respectively (approximately 38% and 44%, respectively, of net sales). APC Medical assembles a portion of the Company's products in the United Kingdom for shipment to foreign and domestic customers. APC Medical manufactures temporary pacemakers, temporary pacemaker extension cables, and surgical extension cables in its own facility for its foreign customers. See "Notes to Consolidated Financial Statements".

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

EMPLOYEES

      At December 31, 1997, the total number of the Company's full-time employees was 12. APC Medical employed 5 of these employees. The Company believes, based upon management's opinion, that its relations with its employees are satisfactory.

LICENSING AND PROPRIETARY TECHNOLOGY

      In August, 1986, the Company acquired a ten year exclusive license from Pace Technology covering the technology used in the MICRO-PACE series of temporary cardiac pacemakers. The license became fully paid-up on December 31, 1996. See Item 12. Certain Relationships and Related Transactions.

      Neither the Company nor Pace Technology owns any patents covering the technology incorporated in the Company's products, and the Company is not aware that any of its products infringe on patents owned by others. However, the Company has not conducted a formal patent search to determine whether any of its products so infringe and there can be no assurance that the technology used in the Company's products may not be covered by an existing or future patent owned by others. If it is determined that the Company is infringing, then it is the Company's intention to acquire licenses covering such technology, to the extent that licenses are available under such patents. It is the Company's belief that the payments of additional reasonable royalties would not impair its business. However, if the owner of such a patent refused to grant a license to the Company, then one or more of the Company's products might be at a competitive disadvantage in the market. If the Company should decide to incorporate such technology into its products without first obtaining a license, the Company could be enjoined from marketing the product, which would adversely affect the Company's business.

      The Company intends to protect the software embodied in its products as a trade secret and as a copyrighted work. Despite these precautions, it may be possible to copy or otherwise obtain and use the Company's products and technology without authorization. While the Company intends to vigorously prosecute any such unlawful use of its trade secrets or copyrights, there can be no assurance that it will be successful in any such prosecution.

COMPETITION

      In the temporary pacemaker market, the Company is in competition with approximately four (4) companies.

      The manufacturers of temporary pacemakers market their products on a direct basis, through manufacturers' representatives and distributors, or to OEM implantable pacemaker manufacturers. The Company intends to expand its share of this OEM market during 1998.

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

      In addition, APC Medical leases approximately 5,000 square feet of manufacturing and office space located in Welwyn Garden City, Herts, England at a current annual rent of approximately (pounds)28,500 ($47,050) or approximately (pounds)5.70 ($9.41) per square foot. The lease expires in 2006 and contains provisions requiring upward revision of the rent every five years.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is quoted on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol PMDL. The following table sets forth, for the periods indicated, the closing quote on the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not reflect actual transactions.

Fiscal Year Ended December 31, 1996 (OTC)                    CLOSING QUOTE

            First Quarter.................                        $1.125
            Second Quarter................                         2.625
            Third Quarter.................                         2.375
            Fourth Quarter................                         1.25

Fiscal Year Ended December 31, 1997 (OTC)

            First Quarter.................                         1.50
            Second Quarter................                          .844
            Third Quarter.................                         1.125
            Fourth Quarter................                          .875

      There are approximately 107 record holders and approximately 350 beneficial holders of the Common Stock.

      The Company has never paid any dividends and does not have any intention of paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1997, the Company had cash and cash equivalents of $1,318,652 and working capital of $2,045,859. This contrasts to comparable cash and working capital positions at December 31, 1996 of $1,029,666 and $1,666,276.

      The increase in the Company's liquidity since the beginning of the fiscal year is attributable to it experiencing a positive operating cash flow resulting from profitable operations during fiscal year 1997. The Company's cash flows have historically tracked its operational results.

      In March, 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 100,000 shares of its common Stock. As of March 19, 1998, no shares had been repurchased under the program.

      Management continues to believe that the current level of working capital coupled with the flexibility of the Company's cost structure, should suffice to ensure that its on-going operations are financed adequately in fiscal 1998. On this basis, management has no immediate plans to seek additional financing. In the long term, however, additional equity financing may be sought to continue to fund research and development and to expand the Company's marketing operation.

      RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

      Sales increased by 6% from $2,025,221 in 1996 to $2,144,699 in 1997 primarily due to the increase of new orders for pacing analyzers from the Company's OEM customers and a number of international customers. Over the past several years, the Company has received FDA approval for several key products - the Model 4800 dual chamber pacing analyzer and the Model 4570 dual-chamber temporary pacemaker. These products contributed substantially to the revenues in 1997. It is believed that hospital budgetary considerations and the political health care environment improved considerably during 1997. This had a positive effect on purchasing decisions.

      Gross margins for 1997 were approximately 50%. This approximates the 49% margin the Company experienced in 1996 and is reflective of a relatively stable product mix. Management believes margins will remain approximately the same during 1998.

      Operating expenses of $697,923 in 1997 were relatively consistent with 1996 ($738,733). This was attributable to management's cost control measures being tightly enforced. Management believes that operating expenditures will increase somewhat during fiscal year 1998, yet will be sufficient to maintain the Company's research and development efforts.

      The Company has reflected no tax provision on its financial statements for 1997 and 1996 because of its ability to utilize net operating loss carry forwards in both the U.S. and the U.K. Net income was $392,670, or $.11 per diluted share for the year ended December 31, 1997. This contrasts with 1996 net income of $284,826 or $.08 per share.

      Management believes that inflation has had no impact on either net sales or income in the previous two years.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in the financial statements. This new standard, which will be effective for the Company for the year ending December 31, 1998, is not currently anticipated to significantly change the information presented regarding changes in the Company's equity.

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will be effective for the Company for the year ending December 31, 1998, establishes standards for reporting information about operating segments in the annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. The Company does not expect the adoption of SFAS No. 131 to significantly change the information disclosed relating to its operations or major customers.

      FACTORS THAT MAY AFFECT FUTURE RESULTS

      From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including, but not limited to, the Company's expectations regarding business strategy, pricing, anticipated operating results, operating expenses and anticipated working capital) may be "forward-looking" statements. The Company's actual results may differ from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, risks associated with the introduction of new products, development of markets for new products offered by the Company, government regulation, competition and general economic conditions. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, Year 2000 issues could adversely impact the Company if systems operated by our customers or vendors are not Year 2000 compliant.

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

are set forth below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The directors and executive officers of the Company are as follows:

            NAME              AGE                        POSITION

      Ralph E. Hanson         69                 President, Chief Executive
                                                   Officer, Treasurer, and
                                                   Chairman of Board of
                                                   Directors
      Derrick Ebden           47                 Director
      Drusilla F. Hays        48                 Vice President and Clerk
      George F. Harrington    61                 Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under the federal securities laws, the Company's directors and executive officers and any other persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission. During the fiscal year ended December 31, 1997, all of these filing requirements were satisfied. In making these disclosures, the Company has relied solely on written representations of its directors, executive officers, and ten percent stockholders, and copies of reports that they have filed with the Securities and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION.

      1.  SUMMARY OF ANNUAL COMPENSATION

      The table set forth below shows the annual compensation for the three fiscal years ended December 31, 1997 paid by the Company to its President and Chief Executive Officer (the "named executive officer"). No other executive officer received a total annual salary and bonus in excess of $100,000 in any such fiscal year.

                           SUMMARY COMPENSATION TABLE

                   ANNUAL COMPENSATION                             LONG TERM
                   -------------------                             COMPENSATION
                                                                   ------------
                                                                   AWARDS
                                                                   ------
NAME AND                                                           SECURITIES
PRINCIPAL                                     OTHER ANNUAL         UNDERLYING
POSITION          YEAR   SALARY($)  BONUS($)  COMPENSATION($)      OPTIONS(#))
--------          ----   ---------  --------  ---------------      ------------

Ralph E           1997   125,256        --        --                    --
 Hanson,          1996   121,997                                      50,000
 President,       1995   111,712        --        --                    --
 Treasurer &
 Chief Executive
 Officer
-------------------------------

      2.  STOCK OPTIONS

      The table set forth below shows information regarding the value of unexercised stock options held by the named executive officer at December 31, 1997.

                  AGGREGATE OPTION VALUES AT FISCAL YEAR END

                      NUMBER OF SECURITIES
                      UNDERLYING UNEXERCISED          VALUE OF
                      OPTIONS AT FY-END (#)           UNEXERCISED IN-THE-
                    -----------------------------     MONEY OPTIONS AT
NAME                EXERCISABLE     UNEXERCISABLE     FY-END (1)
----                -----------    --------------     ----------

Ralph E. Hanson       50,000            0                     $18,750

----------
      (1) Represents the fair market value of the Company's Common Stock on December 31, 1997 ($.875 per share based on the closing quote on such date on the OTC Bulletin Board) minus the exercise price per share, of the exercisable options, multiplied by the number of shares subject to the option.

      Mr. Hanson was not granted any options or other equity-based compensation during the fiscal year ended December 31, 1997 and did not exercise any options during such fiscal year.

      3.  EMPLOYMENT CONTRACTS

      On June 1, 1995, the Company entered into a three year employment agreement with Mr. Hanson. Under the terms of this agreement, Mr. Hanson agreed to serve as the Company's President and Chief Executive Officer at salary of not less than $105,000 per annum, and the Company agreed that he would be eligible for such fringe benefits as are generally made available by the Company to its employees. In addition, the agreement also imposes upon Mr. Hanson certain confidentiality requirements and certain restrictions regarding his ability to compete with the Company following the termination of his employment.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      1.  CERTAIN BENEFICIAL OWNERS.

      As of March 17, 1998, the only stockholders known to the Company to be the beneficial owners of more than 5% of the Company's outstanding shares of Common Stock were Ralph E. Hanson, who is a director, and Paul J. LaRaia, M.D. of 45 Ravine Road, Wellesley, Massachusetts 02181, who is the beneficial owner of 331,000 shares of Common Stock or 9.7% of the outstanding Common Stock. The number of shares owned beneficially by Mr. Hanson and the percentage of the outstanding Common Stock represented by such shares is set forth in tabular form below.

      2.  BENEFICIAL OWNERSHIP OF MANAGEMENT.

      Each of the persons named in the following table has furnished the respective information shown:

                                         SHARES
                                         BENEFICIALLY
NAME, ADDRESS, &                         OWNED AS OF
 OFFICES HELD WITH                       MARCH 20,            PERCENTAGE
 THE COMPANY                              1998                 OF CLASS
------------------                       ------------         ----------

Ralph E. Hanson.....................     855,000(1)              24.8%
 Pace Medical, Inc.
 391 Totten Pond Road
 Waltham, MA 02154
 President, Chief Executive
 Officer, Treasurer, and
 Chairman of the Company

Derrick Ebden.......................      99,000(2)               2.9%
 APC Cardiovascular Ltd.
 18 Macon Court
 Macon Way
 Crewe
 Cheshire CW1 1EA, England
 Managing Director of APC
 Cardiovascular Ltd.

George F. Harrington................     102,000(3)                3.0%
 Boston Equity Management Co.
 6 Tucker Street
 Marblehead, MA  01945
 Director of the Company

Directors and Officers as a Group...   1,154,000(4)               32.7%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Ralph E. Hanson, who is the President, Chief Executive Officer, and a Director of the Company, and Paul J. LaRaia, M.D., who is the beneficial owner of 9.7% of the Company's Common Stock, are partners in Pace Technology, a Massachusetts general partnership, which owns certain technology incorporated in the Company's MICRO-PACE series of temporary pacemakers. Such technology was exclusively licensed to the Company in 1986 for ten years under a license agreement providing for royalties of 5%. The Company accrued royalties to Pace Technology of $22,458 during 1996. This license became fully paid-up and irrevocable in accordance with its terms on December 31, 1996, and as of such date, no further royalties were payable by the Company thereunder.

      In March, 1990, the Company entered into an agreement with APC Cardiovascular Ltd. ("Cardiovascular"), a company in which Derrick Ebden, a Director of the Company, is Managing Director and a principal stockholder, pursuant to which Cardiovascular was appointed the sole distributor of the Company's products outside of North and South America on normal trade terms. Such agreement does not have a fixed term, but is terminable by either party upon one year's advance written notice. Prior to leaving the employment of the Company in March, 1990 in connection with the Company's downsizing of its operations in the United Kingdom, Mr. Ebden had been in charge of the Company's marketing efforts outside of North and Central America through the Company's subsidiary, APC Medical Ltd. The Company made sales to Cardiovascular of approximately $862,539 during 1997 and $661,912 during 1996. All such sales were made on normal trade terms.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      A.   REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-KSB.

      B.    EXHIBITS.

 3.1     Restated Articles of Organization of the Registrant.
 3.2     By-laws of the Registrant, as amended.
 4.1     Specimen Certificate for shares of Common Stock, $.01  par value.
10.1*    License Agreement dated August 1, 1986 between the Registrant and
           Pace Technology.
10.1.1*  Amendment to License Agreement dated as of August 4, 1986.
10.2*    1986 Non-Qualified Stock Option Plan, as amended.
10.3*    Form of Non-Qualified Stock Option Agreement.
10.4     License to Assign Lease among The John Laing Pension Trust Limited,
           Data Design Techniques Limited and D.D.T. Maintenance Limited, and APC Medical Ltd. - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (the "1989 Form 10-K") and incorporated herein by this reference.
10.5*    Distributor Agreement dated as of March 12, 1990 with APC
           Cardiovascular Ltd.
10.6*    Form of Non-Qualified Stock Option Agreement - previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "1995 Form 10-KSB") and incorporated herein by this reference
10.7*    Employment Agreement dated as of June 1, 1995 with Ralph E. Hanson previously filed as an exhibit to the 1995 Form 10-KSB and incorporated herein by this reference.
11.1     Computation of Net Income per Common Share - filed  herewith.
22       Subsidiaries.
27.1     Financial Data Schedule - filed herewith.

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

        (Registrant)                PACE MEDICAL, INC.


                             By: /s/ RALPH E. HANSON
                                 ---------------------------------------
                                 Ralph E. Hanson, President


                                    Date  March 27, 1998
                                        --------------------------------

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                     /s/ RALPH E. HANSON
                                     --------------------------------------
                                       Ralph E. Hanson, Director, Principal
                                        Executive, Financial, and Accounting
                                        Officer

                                    Date  March 27, 1998
                                        -----------------------------------

                                   /s/ GEORGE F. HARRINGTON
                                   ----------------------------------------
                                       George F. Harrington, Director

                                   Date March 27, 1998
                                       ------------------------------------


                                   /s/ DERRICK EBDEN
                                   ----------------------------------------
                                       Derrick Ebden, Director


                                    Date  March 27, 1998
                                        -----------------------------------

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Pace Medical, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of Pace Medical, Inc. and its wholly owned subsidiary (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 5, 1998

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS                                                   1997           1996

CURRENT ASSETS:
  Cash and cash equivalents                          $ 1,318,652    $ 1,029,666
  Accounts receivable                                    199,366        265,704
  Accounts receivable - related party                    217,531        156,065
  Inventories:
    Raw materials                                        235,464        254,238
    Work in process                                       77,061        175,003
    Finished goods                                       117,815        151,300
  Prepaid expenses                                        43,208         48,418
                                                     -----------    -----------

           Total current assets                        2,209,097      2,080,394
                                                     -----------    -----------

PROPERTY AND EQUIPMENT:
  Machinery, equipment and tooling                        96,593         83,940
  Office furniture and equipment                         138,640        138,360
  Leasehold improvements                                  48,559         43,296
                                                     -----------    -----------

                                                         283,792        265,596

  Less accumulated depreciation
    and amortization                                    (242,111)      (236,183)
                                                     -----------    -----------

            Property and equipment - net                  41,681         29,413
                                                     -----------    -----------

OTHER ASSETS - Net                                        41,080         48,987
                                                     -----------    -----------

TOTAL                                                $ 2,291,858    $ 2,158,794
                                                     ===========    ===========


LIABILITIES AND SHAREHOLDERS'                            1997           1996
EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $   129,509    $   167,602
  Accrued expenses                                        26,619         48,712
  Due to officer                                           7,110          6,872
  Accrued royalties                                           --        193,932
                                                     -----------    -----------

           Total current liabilities                     163,238        417,118
                                                     -----------    -----------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized,
    5,000,000 shares; issued and outstanding,
    3,400,850 in 1997 and 1996                            34,009         34,009
  Additional paid-in capital                           3,147,151      3,147,151
  Cumulative translation adjustment                      102,899        108,625
  Accumulated deficit                                 (1,155,439)    (1,548,109)
                                                     -----------    -----------

         Total shareholders' equity                    2,128,620      1,741,676
                                                     -----------    -----------

TOTAL                                                $ 2,291,858    $ 2,158,794
                                                     ===========    ===========

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                         1997           1996

NET SALES:
  Customers                                          $ 1,282,160    $ 1,363,309
  Related party                                          862,539        661,912
                                                     -----------    -----------

        Total net sales                                2,144,699      2,025,221

COST OF SALES                                          1,067,602      1,026,717
                                                     -----------    -----------

GROSS PROFIT                                           1,077,097        998,504

OPERATING EXPENSES:
  Selling, general and administrative                    506,957        446,234
  Engineering/development                                190,966        292,499
                                                     -----------    -----------

INCOME FROM OPERATIONS                                   379,174        259,771
                                                     -----------    -----------

OTHER INCOME (EXPENSE):
  Exchange losses, net                                   (27,314)        (7,834)
  Other income, primarily interest                        40,810         32,889
                                                     -----------    -----------

                                                          13,496         25,055
                                                     -----------    -----------

NET INCOME                                           $   392,670    $   284,826
                                                     ===========    ===========

NET INCOME PER SHARE:
  Basic                                              $      0.12    $      0.08
                                                     ===========    ===========

  Diluted                                            $      0.11    $      0.08
                                                     ===========    ===========

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                      Additional   Cumulative                      Total
                                                    Common Stock        Paid-in   Translation   Accumulated    Shareholders'
                                                  Shares     Value      Capital    Adjustment      Deficit        Equity

BALANCES, JANUARY 1, 1996                       3,380,850   $33,809   $3,137,351   $  57,081    $(1,832,935)   $ 1,395,306

  Common stock issued under stock option plan      20,000       200        9,800          --             --         10,000

  Net income                                           --        --           --          --        284,826        284,826

  Cumulative translation adjustments                   --        --           --      51,544             --         51,544
                                                ---------   -------   ----------   ---------    -----------    -----------

BALANCES, DECEMBER 31, 1996                     3,400,850    34,009    3,147,151     108,625     (1,548,109)     1,741,676

  Net income                                           --        --           --          --        392,670        392,670

  Cumulative translation adjustments                   --        --           --      (5,726)            --         (5,726)
                                                ---------   -------   ----------   ---------    -----------    -----------

BALANCES, DECEMBER 31, 1997                     3,400,850   $34,009   $3,147,151   $ 102,899    $(1,155,439)   $ 2,128,620
                                                =========   =======   ==========   =========    ===========    ===========

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                          1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  392,670    $  284,826
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                        20,357        13,838
      Unrecognized transaction loss                        13,660            --
      Changes in assets and liabilities:
        Accounts receivable                                  (796)       16,944
        Prepaid expenses                                    3,463         1,532
        Inventories                                       144,115       (95,555)
        Accounts payable                                  (37,624)       26,180
        Accrued royalties and expenses                   (214,968)       10,437
        Other                                                 238        (7,786)
                                                       ----------    ----------

           Net cash provided by operating activities      321,115       250,416

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Additions to property and equipment                     (25,030)      (18,130)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES -
  Common stock issued under stock option plan                  --        10,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (7,099)       15,374
                                                       ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 288,986       257,660

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            1,029,666       772,006
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $1,318,652    $1,029,666
                                                       ==========    ==========


See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION - The consolidated financial statements include the accounts of Pace Medical, Inc. ("Pace" or the "Company") and its wholly owned subsidiary, APC Medical Ltd. ("APC"), a United Kingdom ("UK") company. The Company manufactures and sells temporary external pacemakers, related accessories and temporary heart pacemaker leads to various customers throughout the world. All intercompany transactions, balances and profits are eliminated.

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

    PRODUCT LIABILITY AND LIMITS OF INSURANCE COVERAGE - Because the Company's temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company's liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance. The Company maintains product liability coverage outside the United States with annual limits of (pounds)500,000 (approximately $825,400 as of December 31, 1997) per occurrence and in the aggregate. The Company does not have product liability insurance in the United States, and any claim could adversely affect the Company's financial condition and results of operations. The Company believes, based upon management's experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads. However, the cost of recalling its products upon discovery of any material defects would be substantial and could have an adverse effect on the Company and its financial condition and results of operations.

    REVENUE RECOGNITION - Sales are recorded upon shipment of goods. Historical experience has been such that no allowances for sales returns or bad debts are currently provided.

    CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all highly liquid investments with a remaining maturity of three months or less at date of purchase.

    INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market.

    PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is recorded under the straight-line method based on the estimated useful lives of the related assets, ranging from 5 to 7 years. Repairs and maintenance are expensed as incurred, while costs of betterments are capitalized. Depreciation expense approximated $12,000 and $9,000 for the years ended December 31, 1997 and 1996, respectively.

    OTHER ASSETS - Other assets consist of patent and deferred tooling costs, which are amortized under the straight-line method, primarily over 10 and 5 years, respectively. Amortization expense for 1997 and 1996 aggregated approximately $8,000 and $5,000, respectively. Accumulated amortization aggregated $46,528 and $38,621 in 1997 and 1996, respectively.

    LONG-LIVED ASSETS - Upon occurrence of certain events or changes in circumstances, the Company reviews its long-lived assets to determine if impairment has occurred. The Company reports long-lived assets to be disposed at the lower of carrying amount or fair value less cost to sell. No impairment events occurred during either 1997 or 1996.

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

    INCOME TAXES - The Company computes income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This standard requires current and deferred tax assets and liabilities to be determined based on tax rates and laws enacted as of the balance sheet date rather than historical tax rates. No net deferred tax assets have been recorded because of the current assessment by management that the Company is not more likely than not to use tax carryforwards against future reversals of temporary differences.

    WARRANTY - The Company warrants its temporary cardiac pacemakers for one year. Historical loss experience has been such that no reserves for warranties are currently provided.

    INCOME PER SHARE - The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share," for purposes of presenting basic and diluted net income per share and has restated all periods presented to conform to the new presentation. The denominator used to determine basic net income per share includes the weighted average common shares outstanding for the year. The denominator used to determine diluted net income per share includes the shares used in the calculation of basic net income per share plus dilutive weighted average options and warrants outstanding during the period using the treasury-stock method.

                                               YEAR ENDED DECEMBER 31, 1997
                                              INCOME         SHARES    PER SHARE
                                           (NUMERATOR)   (DENOMINATOR)   AMOUNT

Net income                                   $ 392,670            --
Weighted-average shares outstanding                 --     3,400,850
                                             ---------     ---------
Basic net income per share                     392,670     3,400,850     $0.12
                                                                         =====
Effect of dilutive securities                       --       129,457
                                             ---------     ---------

Diluted net income per share                 $ 392,670     3,530,307     $0.11
                                             =========     =========     =====


                                                           YEAR ENDED DECEMBER 31, 1996
                                                          INCOME        SHARES     PER SHARE
                                                       (NUMERATOR)  (DENOMINATOR)   AMOUNT
Net income                                               $284,826           -
Weighted-average shares outstanding                           -        3,395,850
                                                          -------      ---------

Basic net income per share                                284,826      3,395,850   $0.08
                                                                                   =====
Effect of dilutive securities                                 -          236,019
                                                          -------      ---------
Diluted net income per share                             $284,826      3,631,869   $0.08
                                                          =======      =========   =====


    STOCK-BASED COMPENSATION - Compensation expense associated with awards of stock or options to employees is measured using the intrinsic value method set forth in Accounting Principles Board Statement No. 25. Compensation expense associated with awards to nonemployees is measured using a fair value method.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in the financial statements. This new standard, which will be effective for the Company for the year ending December 31, 1998, is not currently anticipated to significantly change the information presented regarding changes in the Company's equity.

    SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will be effective for the Company for the year ending December 31, 1998, establishes standards for reporting information about operating segments in the annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. The Company does not expect the adoption of SFAS No. 131 to significantly change the information disclosed relating to its operations or major customers.

2.  RELATED-PARTY TRANSACTIONS

    The Chairman and a shareholder are the owners of Pace Technology. Pace Technology has developed the MICRO-PACE series of temporary cardiac pacemakers. Pace Technology licenses its designs to Pace, which manufactures and sells the products in exchange for a negotiated royalty (5% of net sales). Royalty expense was $22,458 in 1996. Payables to Pace Technology totaled $193,932 at December 31, 1996. The license was considered, by contract, to be fully paid at the end of 1996. Accordingly, royalties have not been accrued subsequent to December 31, 1996. The Company continues to have the right to manufacture products under the original licensing agreement.

    In March 1990, the Company entered into an agreement with APC Cardiovascular Ltd. ("Cardiovascular"). This agreement specified that Cardiovascular would act as Pace's distributor in the UK. A director of Cardiovascular is also a director of Pace. Sales to Cardiovascular amounted to $862,539 and $661,912 in 1997 and 1996, respectively (Customer B, Note 7). Receivables from Cardiovascular at December 31, 1997 and 1996 were $217,531 and $156,065, respectively.

3.  COMMITMENTS

    LEASE OBLIGATIONS - APC leases its plant and office facility under an operating lease which expires in 2006. The lease agreement specifies that the rent will be (pounds)28,500 ($47,048 at December 31, 1997) per year and that it may be revised every five years commencing in 1996. The lease also requires payment of a pro rata share of insurance and maintenance costs in addition to the rental payment. Future minimum rental payments under the lease total approximately $50,000 in each of the next five years and $200,000 in the aggregate thereafter.

    Pace leases a facility on a tenant-at-will basis at an annual rate of approximately $37,000. Rental expense for all operating leases, including leases with terms of less than one year, amounted to $87,634 and $82,180 in 1997 and 1996, respectively.

    CONTRACTS - The Company has entered into a three-year employment agreement with its Chairman that provides for annual compensation of $105,000. The agreement expires in June 1998.

4.  INCOME TAXES

    There was no tax expense recorded in 1997 and 1996 due to the use of net operating loss carryforwards for financial reporting purposes.

    The Company has $784,000 and $931,000 of deferred tax assets fully reserved at December 31, 1997 and 1996, respectively, the components of which approximated the following:


                                                   1997         1996

Net operating loss carryforwards                 $586,000     $651,000
Research and development credits                  177,000      171,000
Inventory                                          19,000       26,000
Royalty accruals                                        -       75,000
Other                                               2,000        8,000
                                                 --------     --------
                                                 $784,000     $931,000
                                                 ========     ========

    Deferred tax assets have been fully reserved. The net change in the valuation allowance in 1997 was $147,000 due to the utilization of certain net operating loss carryforwards in the U.K.

    Pace has federal income tax loss carryforwards for financial and tax reporting purposes of approximately $1,216,000, which begin expiring in the years 2000 through 2011, and state income tax carryforwards of approximately $575,000, which begin expiring in the years 1998 through 2001. Pace also has certain state and federal tax credits aggregating $177,000, which expire in varying amounts through 2011.

    APC has approximately (pounds)205,000 ($338,000) at December 31, 1997 of tax loss carryforwards available in the UK at December 31, 1997.

5.  SHAREHOLDERS' EQUITY

    The Company's nonqualified stock option plan was established in 1986 and provides for the granting of options for up to 200,000 shares of its common stock (shares have been reserved for the same amount). To date, options totaling 200,000 shares have been granted pursuant to this plan and no further options may be granted under this plan. In addition, during 1996 the Board of Directors authorized and options were granted to purchase 50,000 shares of common stock under nonqualified stock option agreements. Options may be granted at not less than fair market value of the Company's common stock on the date of grant, vest at the date of grant and are of a five-year duration. A summary of all stock option activity is as follows:

                                                                    WEIGHTED   WEIGHTED
                                                          NUMBER     AVERAGE    AVERAGE
                                                            OF      EXERCISE     FAIR
                                                          OPTIONS     PRICE      VALUE
Outstanding and exercisable, January 1, 1996               191,000     $0.58
  Granted                                                   50,000       .50      $.54
  Exercised                                                (20,000)      .50
  Expired                                                  (20,000)      .88
                                                          --------

Outstanding and exercisable, December 31, 1996 and 1997    201,000       .54
                                                          ========

    The following table sets forth information regarding options outstanding and exercisable at December 31, 1997:
                                                                   WEIGHTED
                                                     WEIGHTED      AVERAGE
                                                     AVERAGE      REMAINING
NUMBER OF OPTIONS                      EXERCISE      EXERCISE    CONTRACTUAL
                                         PRICE        PRICE     LIFE (YEARS)

  191,000                               $0.50        $0.50         2.92
   10,000                                1.25         1.25         0.50

    The Company had also issued 260,000 warrants to its attorneys and underwriters, the activity for which is as follows:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                          NUMBER OF    EXERCISE
                                                           WARRANTS     PRICE

Outstanding and exercisable, January 1, 1996                260,000    $0.95
  Terminated                                                (50,000)    1.00
                                                            -------
Outstanding and exercisable, December 31, 1996              210,000     0.94
  Terminated                                               (210,000)    0.94
                                                            -------
Outstanding and exercisable, December 31, 1997                  -
                                                            =======


    The fair value of options on their grant date for stock options and warrants was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                   1997           1996

     Risk-free interest rate                       5.00%          5.00%
     Expected life of option grants           4.5 years      4.5 years
     Expected life of warrant grants            2 years        2 years
     Expected volatility of underlying stock        118%           118%
     Expected dividend payment rate, as a
      percentage of the stock price on the
      date of grant                                --             --

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

    As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. If the Company had used the fair value method for all options to measure compensation, reported net income and earnings per share would have been as follows:

                                                      1997           1996
     Net income:
      As reported                                   $392,670        $284,826
      Pro forma                                      392,670         261,755

    If the Company had used the fair value method, basic and diluted net income per share would be the same as that reported.

6.  GEOGRAPHIC SEGMENTS

    Geographic area results were:

                                       UNITED       UNITED
                                       STATES       KINGDOM     ELIMINATIONS   CONSOLIDATED
1997

Sales and transfers                    $1,352,044     $994,246    $(201,591)     $2,144,699
Net operating income                       57,845      320,550          779         379,174
Identifiable assets                     1,918,838      503,734     (130,714)      2,291,858

1996

Sales and transfers                    $1,385,949     $822,133    $(182,861)     $2,025,221
Net operating income (loss)                (7,807)     251,461       16,117         259,771
Identifiable assets                     2,092,591      561,541     (495,338)      2,158,794

    Transfers between areas are valued at cost plus a markup. Direct sales to foreign customers from domestic operations were not material.

7.  SIGNIFICANT CUSTOMERS

    In 1997 and 1996, there were sales to major customers that exceeded 10% of total net sales. Sales to these customers were:

                                                            AMOUNT    PERCENT
           1997
    Customer A                                           $ 582,385       27%
    Customer B (related party)                             862,539       40
    Customer C                                             498,260       23

           1996
    Customer A                                           $ 692,215       34%
    Customer B (related party)                             661,912       33
    Customer C                                             357,750       18


                                                  * * * * * *