Form 10QSB
period 1998-03-31
PACE MEDICAL INC
filed 1998-05-15
CIK 814057

                                   FORM 10-QSB

                       Securities and Exchange Commission
                             Washington, D. C. 20549

         (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 1998
                                        ---------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

         Commission file number          0-16257
                                -------------------------

                               PACE MEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Massachusetts                          04-2867416
         -------------------------------             -------------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              identification No.)

               391 Totten Pond Road, Waltham, Massachusetts 02154
               --------------------------------------------------
                    (Address of principal executive offices )

                                 (781) 890-5656
              ----------------------------------------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1998.

         3,390,870 shares of Common Stock, par value $.01 per share

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

                                                   MARCH 31, 1998         DECEMBER 31, 1997
                                                   --------------         -----------------
                                                    (Unaudited)            (See note below)

ASSETS
------

Current assets:
Cash and cash equivalents                           $ 1,389,879              $ 1,318,652
Accounts receivable                                     262,511                  416,897
Inventories:
 Raw materials                                          280,857                  235,464
 Work-in-process                                        109,379                   77,061
 Finished goods                                         131,683                  117,815
                                                    -----------              -----------
                                                        521,919                  430,340
Other current assets                                     63,314                   43,208
                                                    -----------              -----------
   Total current assets                               2,237,623                2,209,097
Plant and equipment, net                                 45,386                   41,681
Other assets                                             40,203                   41,080
                                                    -----------              -----------
TOTAL ASSETS                                        $ 2,323,312              $ 2,291,858
                                                    ===========              ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
Accounts payable                                    $   151,734              $   129,509
Due to officer                                                0                    7,110
Accrued expenses                                         40,942                   26,619
                                                    -----------              -----------
    Total current liabilities                           192,676                  163,238
                                                    -----------              -----------

Shareholders' equity:
Common stock                                             34,009                   34,009
Additional paid-in capital                            3,147,151                3,147,151
Cumulative translation
 adjustment                                             110,554                  102,899
Accumulated deficit                                  (1,151,491)              (1,155,439)
                                                    -----------              -----------
                                                      2,140,223                2,128,620
                                                    -----------              -----------
Less Treasury Stock, at Cost                             (9,687)                       0
                                                    -----------              -----------
    Total Shareholders' Equity                        2,130,536                2,128,620

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                               $ 2,323,212              $ 2,291,858
                                                    ===========              ===========


Note: The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date.

     See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS
                                                ENDED MARCH 31
                                         ----------------------------

                                           1998                1997
                                         --------            --------

Net Sales                                $279,928            $461,841

Cost of sales                             107,816             239,125
                                         --------            --------

                                          172,112             222,716

Other operating expenses                  179,341             155,940
                                         --------            --------

Income from operations                     (7,229)             66,776

Other income                               11,177               9,716
                                         --------            --------

Net income before taxes                     3,948              76,492

Provision for income taxes                      0                   0
                                         --------            --------

Net income                               $  3,948            $ 76,492
                                         ========            ========

Net Income per Share:

   Basic                                 $    .00            $    .02
                                         ========            ========

   Diluted                               $    .00            $    .02
                                         ========            ========


     See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                 ----------------------------
                                                           MARCH 31
                                                 ----------------------------

                                                    1998              1997
                                                 ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                   $    3,948        $   76,492
    Adjustments to reconcile
      net income to net cash
      provided by operating activities:
        Depreciation and amortization                 6,138            (5,207)
    Change in assets and
        liabilities, net:                            79,794            21,507
                                                 ----------        ----------

    Net cash provided by
        operating activities                         89,880            92,792

CASH FLOWS FROM INVESTING ACTIVITIES -
    Additions to property and equipment              (8,966)          (32,878)

CASH FLOW FROM FINANCING ACTIVITIES -
    Purchase of treasury stock                       (9,687)                0
                                                 ----------        ----------

NET INCREASE IN CASH                             $   71,227        $   59,914

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                         $1,318,652        $1,029,666

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                               $1,389,879        $1,089,580
                                                 ==========        ==========

See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                                 MARCH 31, 1998
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited consolidated financial statements and these notes have been condensed and do not contain all disclosures required by generally accepted accounting principles. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report.

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of March 31, 1998 and December 31, 1997, and the results of their operations for the three months ended March 31, 1998 and March 31, 1997, and their cash flows for the three months ended March 31, 1998 and March 31, 1997.

3. The Company prepares its financial information using the same accounting principles as those used in its annual financial statements, except that no physical inventories were taken during the periods ended March 31, 1998 or 1997. Cost of sales for such periods was calculated primarily using standard cost methods.

4. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

5. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" for purposes of presenting basic and diluted net income per share and has restated all periods presented to conform to the new presentation. The denominator used to determine basic net income per share includes the weighted average common shares outstanding during the quarter. The denominator used to determine diluted net income per share includes the shares used in the calculation of basic net income per share plus dilutive weighted average options outstanding during the period using the treasury-stock method.

                                                 For the three months ended March 31, 1998
                                                Income              Shares            Per Share
                                             (Numerator)        (Denominator)          Amount

Net Income                                      $3,948

Weighted-average shares outstanding                  -            3,400,183
                                                ------            ---------

Basic net income per share                      $3,948            3,400,183             $0.00
                                                                                        =====

Effect of dilutive securities                        -               85,621
                                                ------            ---------

Diluted net income per share                    $3,948            3,485,804             $0.00
                                                ======            =========             =====


                                                 For the three months ended March 31, 1997
                                                Income              Shares            Per Share
                                             (Numerator)        (Denominator)          Amount

Net Income                                     $76,492

Weighted-average shares outstanding                  -            3,400,850
                                               -------            ---------

Basic net income per share                     $76,492            3,400,850             $0.02
                                                                                        =====

Effect of dilutive securities                        -              188,819
                                               -------            ---------

Diluted net income per share                   $76,492            3,589,669             $0.02
                                               =======            =========             =====


6. The Company has adopted the provisions of SFAS No. 130," Reporting Comprehensive Income". Comprehensive Income includes net income and foreign currency translation adjustments, which were $7,655 and ($23,775) for the three months ended March 31, 1998 and 1997, respectively. Accordingly, comprehensive income was $11,603 and $52,717, for the three months ended March 31, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

As of March 31, 1998, the Company had cash and cash equivalents of $1,389,879 and working capital of $2,044,947. The essentially flat amount of $2,044,947 in working capital from the position at December 31, 1997 is attributable entirely to the break-even/slight profit from operations of $3,948. The Company's cash flows have historically tracked its operational results.

The Company expects to maintain a sound financial base for the balance of 1998. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

FINANCIAL RESULTS - THREE MONTHS ENDED MARCH 31, 1998 VERSUS THE THREE MONTHS ENDED MARCH 31, 1997.

Sales in the first quarter of 1998 decreased approximately 39% from sales posted in the first quarter of 1997. The decrease in sales reflects a decrease in sales by the Company to its OEM accounts. In addition, late delivery of components from vendors delayed the Company's ability to produce those devices scheduled for first quarter delivery. The Company expects this situation to improve during the second quarter.

The Company's margins in the first quarter were higher than those achieved in the first quarter of 1997 (from 48% in 1997 to 62% in 1998). This occurred due to a change in product mix. It should be noted that pricing continued to remain firm on all products.

Operating expenses increased during the first quarter of 1998 due to ISO-9001 approval requirements along with additional marketing costs. Management anticipates some increases in its operating expenditures over 1997 amounts during the balance of 1998.

No tax provision was recorded for the three months ended March 31, 1998 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net income for the quarter was $3,948 or $.00 per share in contrast to $76,492 or $.02 per share in the first quarter of 1997.

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

                                                      PACE MEDICAL, INC.
                                               ---------------------------------
                                                         (Registrant)


Date: May 14, 1998                             RALPH E. HANSON
      ------------                             ---------------------------------
                                               Ralph E. Hanson, President
                                                and Principal Executive Officer


Date: May 14, 1998                             RALPH E. HANSON
      ------------                             ---------------------------------
                                               Ralph E. Hanson, Principal
                                                Financial Officer