Form 10QSB
period 1998-06-30
PACE MEDICAL INC
filed 1998-08-20
CIK 814057

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        June 30, 1998
                                        -----------------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________.

         Commission file number                 0-16257
                                -------------------------------------

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

                                 (781) 890-5656
                           ---------------------------
                           (Issuer's telephone number,
                              including area code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1998.

         3,390,870 shares of Common Stock, par value $.01 per share

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

     a)    Consolidated Condensed Balance Sheets

     b)    Consolidated Condensed Statements of Income

     c)    Consolidated Condensed Statements of Cash Flows

     d)    Notes to Consolidated Condensed Financial Statements

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    JUNE 30, 1998        DECEMBER 31, 1997
                                                    -------------        -----------------
                                                     (Unaudited)          (See note below)

ASSETS
------

Current assets:
Cash and cash equivalents                            $ 1,170,797            $ 1,318,652
Accounts receivable                                      401,877                416,897
Inventories:
 Raw materials                                           309,124                235,464
 Work-in-process                                         195,320                 77,061
 Finished goods                                          132,747                117,815
                                                     -----------            -----------
                                                         637,191                430,340
Other current assets                                      50,301                 43,208
                                                     -----------            -----------
   Total current assets                                2,260,166              2,209,097
Plant and equipment, net                                  46,508                 41,681
Other assets                                              38,607                 41,080
                                                     -----------            -----------
TOTAL ASSETS                                         $ 2,345,281            $ 2,291,858
                                                     ===========            ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
Accounts payable                                     $   168,319            $   129,509
Due to officer                                             9,845                  7,110
Accrued expenses                                          14,393                 26,619
                                                     -----------            -----------
    Total current liabilities                            192,557                163,238
                                                     -----------            -----------

Shareholders' equity:
Common stock                                              34,009                 34,009
Additional paid-in capital                             3,147,151              3,147,151
Cumulative translation
 adjustment                                              100,865                102,899
Accumulated deficit                                   (1,119,614)            (1,155,439)
                                                     -----------            -----------
                                                       2,162,411              2,128,620
                                                     -----------            -----------
Less Treasury Stock, at Cost                              (9,687)                     0
                                                     -----------            -----------
    Total Shareholders' Equity                         2,152,724              2,128,620

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                $ 2,345,281            $ 2,291,858
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

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                      For the three months              For the six months
                                          ended June 30                    ended June 30
                                     ----------------------          -------------------------

                                       1998          1997              1998             1997
                                     --------      --------          --------       ----------

Net Sales                            $477,971      $683,373          $757,899       $1,145,214

Cost of sales                         185,869       329,238           293,685          568,363
                                     --------      --------          --------       ----------

                                      292,102       354,135           464,214          576,851


Other operating expenses              272,489       191,183           451,830          347,123
                                     --------      --------          --------       ----------

Income from operations                 19,613       162,952            12,384          229,728


Other income                           12,264        10,338            23,441           20,054
                                     --------      --------          --------       ----------

Net income                           $ 31,877      $173,290          $ 35,825       $  249,782
                                     ========      ========          ========       ==========

Net income per share:

       Basic                             $.01          $.05              $.01             $.07
                                         ====          ====              ====             ====

       Diluted                           $.00          $.05              $.01             $.07
                                         ====          ====              ====             ====





     See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                         ----------------------------
                                                                   JUNE 30
                                                         ----------------------------

                                                            1998              1997
                                                         ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                           $   35,825        $  249,782
    Adjustments to reconcile
      net income to net cash
      (Used in) provided by operating activities:
        Depreciation and amortization                         7,743                53
    Change in assets and
        liabilities, net:                                  (169,743)          (89,511)
                                                         ----------        ----------

    Net cash (used in) provided by
        operating activities                               (126,175)          160,324

CASH FLOWS FROM INVESTING ACTIVITIES -

    Purchases of property and equipment                     (11,993)          (35,247)

CASH FLOW FROM FINANCING ACTIVITIES -
   Purchase of treasury stock                                (9,687)               (0)
                                                         ----------        ----------

NET INCREASE IN CASH AND                                 $ (147,855)       $  125,077
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                 $1,318,652        $1,029,666
                                                         ----------        ----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                       $1,770,797        $1,154,743
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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of June 30, 1998 and the results of their operations for the three and six months ended June 30, 1998 and June 30, 1997 and their cash flows for the six months ended June 30, 1998 and June 30, 1997.

3. The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended June 30, 1998 or 1997. Cost of sales for such periods was calculated primarily using standard cost methods.

4. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

5. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" for purposes of presenting basic and diluted net income per share and has restated all periods presented to conform to the new presentation. The denominator used to determine basic net income per share includes the weighted average common shares outstanding during the quarter. The denominator used to determine diluted net income per share includes the shares used in the calculation of basic net income per share plus the weighted average options outstanding during the period using the treasury-stock method.


                                        For the three months ended June 30, 1998
                                           Income         Shares       Per Share
                                        (Numerator)    (Denominator)     Amount

Net Income                                $31,877

Weighted-average shares outstanding             -        3,390,850
                                          -------        ---------

Basic net income per share                $31,877        3,390,850        $0.01
                                                                          =====

Effect of dilutive securities                   -           96,505
                                          -------        ---------

Diluted net income per share              $31,877        3,487,355        $0.00
                                          =======        =========        =====

                                        For the three months ended June 30, 1997
                                           Income         Shares       Per Share
                                        (Numerator)    (Denominator)     Amount

Net Income                               $173,290

Weighted-average shares outstanding             -        3,400,850
                                         --------        ---------

Basic net income per share               $173,290        3,400,850        $0.05
                                                                          =====

Effect of dilutive securities                   -          166,053
                                         --------        ---------

Diluted net income per share             $173,290        3,566,903        $0.05
                                         ========        =========        =====



                                         For the six months ended June 30, 1998
                                           Income         Shares       Per Share
                                        (Numerator)    (Denominator)     Amount

Net Income                                $35,825

Weighted-average shares outstanding             -        3,395,517
                                          -------        ---------

Basic net income per share                $35,825        3,395,517        $0.01
                                                                          =====

Effect of dilutive securities                   -           90,883
                                          -------        ---------

Diluted net income per share              $35,825        3,486,400        $0.01
                                          =======        =========        =====



                                         For the six months ended June 30, 1997
                                           Income         Shares       Per Share
                                        (Numerator)    (Denominator)     Amount

Net Income                               $249,782

Weighted-average shares outstanding             -        3,400,850
                                         --------        ---------

Basic net income per share               $249,782        3,400,850        $0.07
                                                                          =====

Effect of dilutive securities                   -          177,488
                                         --------        ---------

Diluted net income per share             $249,782        3,578,388        $0.07
                                         ========        =========        =====


6. The Company has adopted the provisions of SFAS No. 130," Reporting Comprehensive Income". Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income for the three and six months ended June 30, 1998 and 1997 is as follows:

                                        Three Months Ended             Six Months Ended
                                             June 30,                     June 30,
                                      ----------------------       -----------------------
                                        1998          1997           1998           1997
                                      -------       --------       -------        --------


Net Income                            $31,877       $173,290       $35,825        $249,782

Currency Translation Adjustment         9,689          8,492        (2,034)        (15,283)
                                      -------       --------       -------        --------

Total                                 $41,566       $181,782       $33,791        $234,499
                                      =======       ========       =======        ========

7. The Company has entered into a three-year employment agreement with its Chairman that provides for annual compensation of $125,000 - The agreement expires in June, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of June 30, 1998, the Company had cash and cash equivalents of $1,170,797 and working capital of $2,067,609. Working capital has increased slightly since December 31, 1997 owing to the profitable operations of the Company over the first half of the year. The Company's cash position has decreased somewhat over December 31, 1997 because of increased inventory as a result of lower than expected sales.

The Company expects to maintain a sound financial base for the balance of fiscal 1998. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

FINANCIAL RESULTS - THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

Sales in the second quarter of 1998 decreased 30% from the sales posted in the second quarter of 1997. The decrease in sales reflects a decrease in OEM sales to a distributor.

The Company's margins in the second quarter increased over those seen in 1997 (from 51% in 1997 to 61% in 1998). This occurred due to a change in the product mix. It should be noted that pricing is continuing to remain firm on all products.

Operating expenses were higher in the three months ended June 30, 1998 versus the three months ended June 30, 1997 due to increased advertising and marketing and ISO 9001 certification related expenditures. Management anticipates some increase in its operating expenditures during the balance of 1998. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the three months ended June 30, 1998 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and

U.K.

Net income for the quarter was $31,877 or $.01 per share. This is substantially lower than that seen in the second quarter of 1997 and reflects the decrease in OEM sales.

FINANCIAL RESULTS - SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

Sales in the six months ended June 30, 1998 decreased from the amount posted in the six months ended in June 30, 1997. This decrease is attributable to the Company's decrease in OEM sales to a distributor.

The Company's margins for the year-to-date period are slightly more than those of last year. This occurred due to a change in the product mix.

Operating expenses were higher for the six months ended June 30, 1998 versus the six months ended June 30, 1997 due to increased advertising and marketing and ISO 9001 certification related expenditures. Management anticipates some increase in its operating expenditures during the balance of 1998. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the six months ended June 30, 1998 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net income for the six months was $ 35,825 or $.01 per share, representing a decrease of 86% from the comparable period in 1997. This is a substantial reduction from the earnings in the first six months of 1997 and is attributable to the factors described above.

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

                           PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on May 21, 1998, the following members were elected to the Board of Directors:

--------------------------------------------------------------------------------
                                          Votes                  Votes
                                           For                 Withheld
--------------------------------------------------------------------------------


         Ralph E. Hanson                2,963,229               14,000
         George F. Harrington           2,963,229               14,000
         Derrick Ebden                  2,963,229               14,000


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:   10.1.  Employment Agreement with Ralph Hanson

                       10.2   Non Qualified Stock Option Agreement with Drusilla
                              F. Hays

                       27.    Financial Data Schedule

      (b)  Reports on Form 8-K:  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        PACE MEDICAL, INC.
                                                --------------------------------
                                                            (Registrant)


Date: August 19, 1998                            /s/ Ralph E. Hanson
      ---------------                           --------------------------------
                                                 Ralph E. Hanson, President
                                                  and Chief Executive Officer
                                                  (principal executive officer)


Date: August 19, 1998                            /s/ Ralph E. Hanson
      ---------------                            -------------------------------
                                                 Ralph E. Hanson, Chief
                                                  Financial Officer
                                                  (principal financial officer)