Form 10QSB
period 1998-09-30
PACE MEDICAL INC
filed 1998-11-13
CIK 814057

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------
                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ___________________.

                         Commission file number 0-16257
                                                --------

                               PACE MEDICAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           MASSACHUSETTS                              04-2867416
  ------------------------------                   ------------------
  State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   identification No.)

               391 TOTTEN POND ROAD, WALTHAM, MASSACHUSETTS 02451
               --------------------------------------------------
                   (Address of principal executive offices )

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1998.

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

        a)    Consolidated Condensed Balance Sheets

        b)    Consolidated Condensed Statements of Operations

        c)    Consolidated Condensed Statements of Cash Flows

        d)    Notes to Consolidated Condensed Financial Statements

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                      SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                      ------------------  -----------------
                                          (Unaudited)     (See note below)
ASSETS

Current assets:
Cash and cash equivalents                 $ 1,135,804       $ 1,318,652
Accounts receivable                           364,228           416,897
Inventories:
 Raw materials                                297,109           235,464
 Work-in-process                              163,374            77,061
 Finished goods                               177,360           117,815
                                          -----------       -----------
                                              637,843           430,340
Other current assets                           50,608            43,208
                                          -----------       -----------
   Total current assets                     2,188,483         2,209,097
Plant and equipment, net                       42,787            41,681
Other assets                                   36,607            41,080
                                          -----------       -----------
TOTAL ASSETS                              $ 2,267,877       $ 2,291,858
                                          ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                          $    75,299       $   129,509
Due to officer                                  9,845             7,110
Accrued expenses                               31,757            26,619
                                          -----------       -----------
    Total current liabilities                 116,901           163,238
                                          -----------       -----------
Shareholders' equity:
Common stock                                   34,009            34,009
Additional paid-in capital                  3,147,151         3,147,151
Cumulative translation
 adjustment                                   110,587           102,899
Accumulated deficit                        (1,122,084)       (1,155,439)
                                          -----------       -----------
                                            2,169,663         2,128,620
                                          -----------       -----------
Less Treasury Stock, at Cost                  (18,687)                0
                                          -----------       -----------
    Total Shareholders' Equity              2,150,976         2,128,620

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                     $ 2,267,877       $ 2,291,858
                                          ===========       ===========


Note: The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date.

     See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     For the three months            For the nine months
                                      ended September 30              ended September 30
                                   ------------------------      ----------------------------
                                     1998            1997           1998              1997
                                   ---------       --------      -----------       ----------

Net Sales                          $ 403,139       $512,807      $ 1,161,038       $1,658,021

Cost of sales                        204,439        242,899          498,122          811,262
                                   ---------       --------      -----------       ----------
                                     196,702        269,908          662,916          846,759

Other operating expenses             213,413        164,506          665,243          511,630
                                   ---------       --------      -----------       ----------

Income (loss) from operations        (14,711)       105,402           (2,327)         335,129

Other income                          12,241         10,386           35,682           30,441
                                   ---------       --------      -----------       ----------

Net income (loss)                  $  (2,470)      $115,788      $    33,355       $  365,570
                                   =========       ========      ===========       ==========
Net income (loss) per share:

           Basic                   $     .00       $    .03      $       .01       $      .11
                                   =========       ========      ===========       ==========

           Diluted                 $     .00       $    .03      $       .01       $      .10
                                   =========       ========      ===========       ==========


     See accompanying notes to consolidated condensed financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                       -----------------------------
                                                           1998              1997
                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                         $    33,355       $   365,570
    Adjustments to reconcile
      net income to net cash
      (Used in) provided by operating activities:
        Depreciation and amortization                       19,588            (1,798)
    Change in assets and
        liabilities, net:                                 (200,883)         (119,210)
                                                       -----------       -----------
    Net cash (used in) provided by
        operating activities                              (147,940)          244,562

CASH FLOWS FROM INVESTING ACTIVITIES -

    Purchases of property and equipment                    (16,221)          (40,584)

CASH FLOW FROM FINANCING ACTIVITIES -
   Purchase of treasury stock                              (18,687)               --
                                                       -----------       -----------

NET INCREASE (DECREASE) IN CASH                        $  (182,848)      $   203,978
  AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                               $ 1,318,652       $ 1,029,666
                                                       -----------       -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                     $ 1,135,804       $ 1,233,644
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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of September 30, 1998 and the results of their operations for the three and nine months ended September 30, 1998 and September 30, 1997 and their cash flows for the nine months ended September 30, 1998 and September 30, 1997.

3. The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended September 30, 1998 or 1997. Cost of sales for such periods was calculated primarily using standard cost methods.

4. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

5. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" for purposes of presenting basic and diluted net income per share and has restated all periods presented to conform to the new presentation. The denominator used to determine basic net income (loss) per share includes the weighted average common shares outstanding during the quarter. The denominator used to determine diluted net income per share includes the shares used in the calculation of basic net income per share plus the weighted average options outstanding during the period using the treasury-stock method. The diluted net loss per share for the three months ended September 30, 1998 does not include the weighted average options outstanding for the period, since inclusion of these options would be antidilutive. Therefore, basic and diluted net loss per share for the three months ended September 30, 1998 are the same.

                                               Three Months Ended              Nine Months Ended
                                                  September 30                   September 30
                                         ----------------------------      --------------------------
                                             1998             1997            1998            1997
                                         -----------       ----------      ----------      ----------

Net Income (loss)                        $    (2,470)      $  115,788      $   33,355      $  365,570
                                         ===========       ==========      ==========      ==========

Weighted-average shares outstanding        3,388,567        3,400,850       3,393,166       3,400,850
Effect of dilutive securities                     --          128,594          77,255         162,133
                                         -----------       ----------      ----------      ----------
Total shares                               3,388,567        3,529,444       3,470,421       3,562,983
                                         ===========       ==========      ==========      ==========

Basic net income (loss) per share        $     (0.00)      $     0.03      $     0.01      $     0.11
                                         ===========       ==========      ==========      ==========

Diluted net income (loss) per share      $     (0.00)      $     0.03      $     0.01      $     0.10
                                         ===========       ==========      ==========      ==========


           The Company has excluded 10,000 options outstanding from the calculation of diluted net income per share for the three months ended September 30, 1997, since the inclusion of these options would be antidilutive.

6. The Company has adopted the provisions of SFAS No. 130," Reporting Comprehensive Income". Comprehensive income includes net income (loss) and foreign currency translation adjustments. Comprehensive income for the three and nine months ended September 30, 1998 and 1997 is as follows:

                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                     ----------------------       ---------------------
                                      1998           1997          1998          1997
                                     -------       --------       -------      --------
Net Income (loss)                    $(2,470)      $115,788       $33,355      $365,570

Currency Translation Adjustment        9,722        (29,750)        7,688       (45,033)
                                     -------       --------       -------      --------

Total                                $ 7,252       $ 86,038       $41,043      $320,537
                                     =======       ========       =======      ========


7. The Company has entered into a three year employment agreement with its chairman that provides for annual compensation of $125,000. The agreement expires June, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of September 30, 1998, the Company had cash and cash equivalents of $1,135,804 and working capital of $2,071,582. Working capital has increased slightly since December 31, 1997 owing to the profitable operations of the Company over the first nine months of the year. The Company's cash position has decreased somewhat from December 31, 1997 because of increased inventory levels as a result of lower than expected sales.

The Company expects to maintain a sound financial base for the balance of fiscal 1998. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

FINANCIAL RESULTS - THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1997

Sales in the third quarter of 1998 decreased 21% from the sales posted in the third quarter of 1997. The decrease in sales reflects a decrease in OEM sales to a distributor.

The Company's margins in the third quarter decreased from those seen in 1997 (from 53% in 1997 to 49% in 1998). This occurred due to a change in the product mix. It should be noted that pricing is continuing to remain firm on all products.

Operating expenses were higher in the three months ended September 30, 1998 versus the three months ended September 30, 1997 due to increased advertising and marketing and ISO 9001 certification related expenditures. Management anticipates some increase in its operating expenditures during the balance of 1998. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the three months ended September 30, 1998 owing to the Company's net loss for the period.

Net loss for the quarter was $2,470 or $.00 per share. This represents a substantial decline from the results achieved in the third quarter of 1997 and reflects the decrease in OEM sales.

FINANCIAL RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

Sales in the nine months ended September 30, 1998 decreased from the amount posted in the nine months ended in September 30, 1997. This decrease is attributable to the Company's decrease in OEM sales to a distributor.

The Company's margins for the year-to-date period are slightly more than those of last year. This occurred due to a change in the product mix.

Operating expenses were higher for the nine months ended September 30, 1998 versus the nine months ended September 30, 1997 due to increased advertising and marketing and ISO 9001 certification related expenditures. Management anticipates some increase in its operating expenditures during the balance of 1998. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the nine months ended September 30, 1998 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net income for the nine months was $33,355 or $.01 per share, representing a decrease of 91% from the comparable period in 1997. This is a substantial reduction from the earnings in the first nine months of 1997 and is attributable to the factors described above.

YEAR 2000

The Year 2000 presents potential concerns for businesses. The consequences of this issue may include systems failures and business process interruption due to calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000.

The Company's products do not use date fields, therefore, the Year 2000 issue should not affect the Company's products. All organizations dealing with the Year 2000 must address the effect this issue will have on their third-party supply chain. The Company is undertaking steps to identify its vendors and to formulate a system of working with key third-parties to understand their ability to continue providing services and products through the change to 2000. The Company will work directly with its key vendors and distributors to avoid any business interruptions in 2000.

The Year 2000 issue also affects the Company's internal systems, including information technology (IT) and non-IT systems. The Company is assessing the readiness of its systems for handling the Year 2000. Although the assessment is still underway, management currently believes that all material systems will be compliant by the Year 2000 and that the cost to address the issues is not expected to be material.

Currently, the Company has not developed a contingency plan for certain internal systems or for continuing to do business with key third-parties. The impact of the Year 2000 on future revenue is difficult to discern but is a risk to be considered.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company's expectations regarding business strategy, pricing, anticipated operating results, operating expenses anticipated working capital) and the impact of the year 2000 issue may be "forward-looking" statements. The Company's actual results may differ from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, risks associated with the introduction of new products, development of markets for new products offered by the Company, government regulation, competition, general economic conditions, and, with respect to the year 2000 issue, the extent to which the Company's IT and non-IT systems will be replaced due to normal obsolescence, as well as due to the year 2000 issue.

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


                                                     PACE MEDICAL, INC.
                                              ----------------------------------
                                                        (Registrant)


Date:    November 14, 1998                    /s/ Ralph E. Hanson
       --------------------                   ----------------------------------
                                              Ralph E. Hanson, President
                                                 and Chief Executive Officer
                                                 (principal executive officer)


Date:    November 14, 1998                    /s/ Ralph E. Hanson
       --------------------                   ----------------------------------
                                              Ralph E. Hanson, Chief
                                                 Financial Officer
                                                 (principal financial officer)