Form 10KSB40
period 1998-12-31
PACE MEDICAL INC
filed 1999-03-30
CIK 814057

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

         (Mark One)
         /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                            THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

                                       OR

         /  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                            THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period                               to
                                   ----------------------------     ------------
         Commission file number 0-16257

                               PACE MEDICAL, INC.
         ----------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

         Massachusetts                                        04-2867416
         ----------------------------------------------------------------------
         (State or other jurisdiction                        (I.R.S. Employer
         incorporation or organization)                     Identification No.)

         391 Totten Pond Road
         Waltham, Massachusetts                               02451
         ----------------------------------------------------------------------
         (Address of principal                               (Zip Code)
         executive offices)

         Issuer's telephone number, including area code (781) 890-5656

         Securities registered under Section 12(b) of the Act:
                                                        Name of each exchange on
                 Title of each class                    which registered

                          None                               None
                 -------------------                    ------------------------

         Securities registered under Section 12(g) of the Act:

                     Common Stock, Par value $.01 per share
         ----------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No
    -----    ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         State issuer's revenues for its most recent fiscal year. $1,631,167.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 90 days. $1,754,651 as of March 18, 1999.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         3,375,870 shares of Common Stock, $.01 par value, as of March 18, 1999.

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

         A PMA is the typical means by which a new product is introduced into the market when a 510(k) is not appropriate because: 1) new issues of safety and effectiveness may be involved, 2) there is no comparable pre-enactment, substantially equivalent device for comparison, and 3) the methodologies involved in the design and manufacture of the device may present safety issues of a compelling nature requiring an in depth review by the FDA. If the product is a Class III device, a controlled clinical study to demonstrate safety and effectiveness may be required. When the FDA issues its approval of a PMA, it is, in fact, approving the device itself for use in specific approved circumstances.

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

The products currently marketed by the Company are as follows:

         TEMPORARY CARDIAC PACEMAKERS. The Company's Model 4570 MICRO-PACE, dual-chamber, temporary cardiac pacemaker, is a programmable eleven (11) mode, "state of the art", single and dual-chamber temporary cardiac pacemaker consisting of three (3) atrial modes, AOO, AAI, AAT, four (4) ventricular modes VDD, VOO, VVI, VVT, and four (4) dual modes DOO, DVI, DDI, DDD. The MICRO-PACE is a technically advanced dual-chamber temporary cardiac pacemaker which utilizes a copyrighted computer software-based microprocessor design. See "Licenses and Proprietary Technology". With the MICRO-PACE unit, the physician is able to select the proper physiological parameters in accordance with each individual patient's needs. The MICRO-PACE unit has features that address the typical complications previously associated with advanced dual-chamber pacing modes. The simplified keyboard operation, visual display, built-in safety features, wide selection of parameter and operation modes, size and battery operation are all features that make the MICRO-PACE unit an innovation in temporary cardiac pacing. The Model 4570 MICRO-PACE, dual-chamber, DDD, temporary cardiac pacemaker is an enhanced version of the Company's original MICRO-PACE unit, Model 4553, which received FDA approval in 1991. The Model 4570 received FDA SPMA approval in August, 1995. It has the ability to sense, pace and track in the DDD mode at high-rates; thus, allowing cardiologists and surgeons to address the needs of post-operative, open-heart patients, regardless of their age. In particular, the device will greatly assist the recovery of both infants and young children, who have very fast atrial heart rates (180-210 bpm) and have developed temporary heart block, following open-heart surgery. To the Company's knowledge, the Model 4570, dual-chamber, temporary pacemaker was the first device of its kind in the world with the ability to sense and pace at high rates in the DDD mode; thereby, restoring A-V synchrony and improving cardiac output.

         The Company also manufactures two (2) types of single-chamber temporary cardiac pacemakers (ambulatory) units Model EV4542 and EV4543. These models attach comfortably to the patient and allow for ambulatory pacing, if required. They are highly desirable due to their small size and they offer a great deal of flexibility with regard to the selection of required pacing parameters. These miniature pacemakers are battery operated and have over a decade of reliability and performance. The Company believes based upon management's experience in the market that APC Medical and its predecessors have supplied the majority of the temporary external pacemakers sold in the United Kingdom.

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

NEW AND PROPOSED PRODUCTS

         The Company generally introduces a new product outside the United States first and, upon the receipt of FDA approval, commences marketing of the product in the United States. Introduction of all of the Company's new products in the United States is subject to FDA approval. See "Current Products" and "Government Regulation". Several new state-of-the art temporary pacing products are in development. The Company intends to file appropriate regulatory submissions with the FDA covering these devices during the year 1999.

MARKETING

         The Company's temporary cardiac pacemakers and associated accessories are sold to hospitals both domestically and abroad to OEM accounts and through independent sales representatives and independent distributors.

         DOMESTIC SALES (NORTH AMERICA). The Company's domestic sales consist primarily of single and dual-chamber temporary pacemakers shipped to OEM accounts under either private labels or the Company's name. The Company also utilizes manufacturers' representatives and distributors. The Company oversees and supports the representative and distributor organizations.

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

         During 1998, 75% of the Company's sales were to two customers. During 1997, 90% of the Company's sales were to three customers.

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

PRODUCT WARRANTIES

         TEMPORARY CARDIAC PACEMAKERS AND PACING ANALYZERS. Temporary cardiac pacemakers and pacing analyzers carry a one year warranty. The Company warrants these products to be free from defects in materials for one (1) year from the date of delivery when operated in accordance with the written operating instructions which accompany the instrument. The Company's obligations under this warranty are limited to repair or replacement of parts found to be defective during the warranty period. Expendable items, such as batteries, straps, and extension cables are not covered in this warranty. The Company believes, based upon management's experience, that these warranty items are consistent with practice in the pacemaker industry in general.

PRODUCT LIABILITY AND LIMITS OF INSURANCE COVERAGE

         Because the Company's temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company's liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance. The Company maintains product liability coverage outside the United States with annual limits of (pound)500,000 (approximately $829,800 as of December 31, 1998) per occurrence and in the aggregate. The Company does not have product liability insurance in the United States, and any claim could adversely affect the Company's financial condition and results of operations. The Company believes, based upon management's experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads. However, the cost of recalling its products upon discovery of any material defects would be substantial and could have an adverse effect on the Company and its financial condition and results of operations.

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

         During the years ended December 31, 1997, and December 31, 1998, the Company expended $190,966 and $200,355, respectively, on product development.

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

         The Company's products, which are primarily manufactured in the U.S., are assembled on a contract basis by outside contractors. The Company believes that alternate contractors would be available if such contractor were to cease operation, which the Company does not anticipate happening. However, any cessation of operations by such contractor would disrupt the Company's U.S. production and might adversely affect the Company's business.

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

         In 1993, member countries of the European Union established minimum standards for certain medical devices which were to be sold there after June 13, 1998. These requirements are set forth in what has become known as the "Medical Device Directive". Companies manufacturing such devices were required to become registered as meeting the quality system requirements for the medical products, a version of ISO 9000, known as EN 46000. Additionally, products to be sold in the European Union had to be independently certified as meeting the requirements of the Medical Device Directive on issues involving safety, labeling and performance. Both of these matters are handled by independent organizations known as "Notified Bodies". British Standards Institution (BSI) was chosen as the Company's Notified Body in 1997. The Company was successful in obtaining registration to EN 46001 (ISO 9001) and in obtaining certification of its products, all of which now bear the CE Mark.

FOREIGN OPERATIONS

         For the years ended December 31, 1997, and December 31, 1998, revenues from foreign customers, including export sales, totaled $940,164 and $730,167, respectively (approximately 44% and 45%, respectively, of net sales). APC Medical assembles a portion of the Company's products in the United Kingdom for shipment to foreign and domestic customers. APC Medical manufactures temporary pacemakers, temporary pacemaker extension cables, and surgical extension cables in its own facility for its foreign customers. See "Notes to Consolidated Financial Statements".

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

         The Company believes that the "Asian crisis" adversely affected the sales of the Company's products during the year 1998. Sales to Asia are expected to improve during the year 1999.

EMPLOYEES

         At December 31, 1998, the total number of the Company's full-time employees was 12. APC Medical employed 5 of these employees. The Company believes, based upon management's opinion, that its relations with its employees are satisfactory.

LICENSING AND PROPRIETARY TECHNOLOGY

         The Company does not own any patents covering the technology incorporated in the Company's products. The Company is not aware that any of its products infringe on patents owned by others, however, the Company has not conducted a formal patent search to determine whether any of its products so infringe and there can be no assurance that the technology used in the Company's products may not be covered by an existing or future patent owned by others. If it is determined that the Company is infringing, then it is the Company's intention to acquire licenses covering such technology, to the extent that licenses are available under such patents. It is the Company's belief that the payments of additional reasonable royalties would not impair its business. However, if the owner of such a patent refused to grant a license to the Company, then one or more of the Company's products might be at a competitive disadvantage in the market. If the Company should decide to incorporate such technology into its products without first obtaining a license, the Company could be enjoined from marketing the product, which would adversely affect the Company's business.

         The Company is relying on the laws governing trade secrets and copyright to protect the software embodied in its products. Despite these precautions, it may be possible to copy or otherwise obtain and use the Company's products and technology without authorization. While the Company intends to vigorously prosecute any such unlawful use of its trade secrets or copyrights, there can be no assurance that it will be successful in any such prosecution.

COMPETITION

         In the temporary pacemaker market, the Company is in competition with approximately four (4) companies.

         The manufacturers of temporary pacemakers market their products on a direct basis, through manufacturers' representatives and distributors, or to OEM implantable pacemaker manufacturers. The Company intends to expand its share of this OEM market during 1999.

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

         There are several foreign manufacturers developing and marketing temporary pacemakers. Foreign manufacturers may receive the benefit of national and local laws protecting them from outside competition.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company occupies approximately 2,665 square feet of space in Waltham, Massachusetts, which it uses for offices, engineering and inventory storage. The Company occupies this space pursuant to a lease one-year lease that expires in May, 1999 with an annual basic rent of approximately $47,970 or approximately $18.00 per square foot. The Company anticipates that this lease will be renewed for an additional one-year term.

         In addition, APC Medical leases approximately 5,000 square feet of manufacturing and office space located in Welwyn Garden City, Herts, England at a current annual rent of approximately (pound)28,500 ($47,300) or approximately (pound)5.70 ($9.46) per square foot. The lease expires in 2006 and contains provisions requiring upward revision of the rent every five years.

         The Company believes, based upon management's evaluation of its future space needs, that the Company's facilities in Waltham and England are adequate. In addition, in the opinion of the Company's management, the Company's facilities are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the Company nor APC Medical is a party to any material legal proceedings.

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


Fiscal Year Ended December 31, 1997 (OTC)                               CLOSING QUOTE
                                                                       ---------------

                  First Quarter...............................               $1.50
                  Second Quarter..............................                0.844
                  Third Quarter...............................                1.125
                  Fourth Quarter..............................                0.875

Fiscal Year Ended December 31, 1998 (OTC)

                  First Quarter...............................                0.9375
                  Second Quarter..............................                0.9687
                  Third Quarter...............................                0.5312
                  Fourth Quarter..............................                0.4375



         As of March 18, 1999, there were 89 record holders and approximately 350 beneficial holders of the Common Stock.

         The Company has never paid any dividends and does not have any intention of paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the Company had cash and cash equivalents of $1,257,700 and working capital of $2,089,997. This contrasts to comparable cash and working capital positions at December 31, 1997 of $1,318,652 and $2,045,859.

         The decrease in the Company's liquidity since the beginning of the fiscal year is primarily attributable to increased inventory levels in anticipation of fulfilling sales orders received at the end of the fiscal year. The Company's cash flows have historically tracked its operational results.

         In March, 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 100,000 shares of its common Stock. As of March 19, 1999, 25,000 shares had been repurchased under the program for $18,687.

         Management continues to believe that the current level of working capital coupled with the flexibility of the Company's cost structure, should suffice to ensure that its on-going operations are financed adequately in fiscal 1999. On this basis, management has no immediate plans to seek additional financing. In the long term, however, additional equity financing may be sought to continue to fund research and development and to expand the Company's marketing operation.

         RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

         Sales decreased by 24% from $2,144,699 in 1997 to $ 1,631,167 in 1998 primarily due to the "Asian crisis" and the termination of a major OEM customer. Over the past several years, the Company has received FDA approval for several key products - the Model 4800 dual chamber pacing analyzer and the Model 4570 dual-chamber temporary pacemaker. These products contributed substantially to the revenues in 1998. It is believed that hospital budgetary considerations and the political health care environment emphasized cost containment during 1998.

         Gross margins for 1998 were approximately 54%. This is slightly higher than the 50% margin the Company experienced in 1997 due to changes in product mix, price increases and re-assignment of certain personnel from manufacturing. Management believes margins will remain approximately the same during 1999.

         Operating expenses increased $169,843, or 24% in 1998 to $867,766 from 1997 operating expenses of $697,923 The increase was attributable to costs incurred to obtain ISO 9001 certification, and increases in marketing expenses and fees for professional services. Management believes that operating expenditures will remain essentially unchanged during fiscal year 1999, yet will be sufficient to maintain the Company's research and development efforts.

         The Company has reflected no tax provision on its financial statements for 1998 and 1997 because of its ability to utilize net operating loss carry forwards in both the U.S. and the U.K. Net income was $59,440, or $.02 per diluted share for the year ended December 31, 1998. This contrasts with 1997 net income of $392,670 or $.11 per share. Net income decreased from 1997 due to lower sales and increased operating expenses as previously discussed.

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

         The Company's products do not use date fields, therefore, the Year 2000 issue should not affect the Company's products. All organizations dealing with the Year 2000 must address the effect this issue will have on their third-party supply chain. The Company has undertaken steps to identify its vendors and to formulate a system of working with key third parties to understand their ability to continue providing services and products through the change to 2000. The Company will work directly with its key vendors and distributors to avoid any business interruptions in 2000.

         The Year 2000 issue also affects the Company's internal systems, including information technology (IT) and non-IT systems. The Company has assessed the readiness of its systems for handling the Year 2000. Management currently believes that all material systems are Year 2000 compliant; the costs to address Year 2000 compliance were not material.

         Currently, the Company does not plan to develop a contingency plan for Year 2000 compliant internal systems or for continuing to do business with key third parties since the Company believes its internal systems and those of its key vendors will not be adversely affected by the change to the Year 2000. The impact of the Year 2000 on future revenue is difficult to discern but is a risk to be considered.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133), which the Company will be required to adopt effective January 1, 2000. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, and is, therefore, unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

         FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company's expectations regarding business strategy, pricing, anticipated operating results, operating expenses, anticipated working capital) and the impact of the Year 2000 issue may be "forward-looking" statements. The Company's actual results may differ from those stated in any forward-looking statements. Factors that may cause such difficulties include, but are not limited to, risks associated with the introduction of new products, development of markets for new products offered by the Company, government 2000 issue, the extent to which the Company's IT and non-IT systems will be replaced due to normal obsolescence, as well as due to the Year 2000 issue.

ITEM 7.  FINANCIAL STATEMENTS.

         The Company's financial statements, including

               i.  Independent Auditors' Report
              ii.  Consolidated Balance Sheets
             iii.  Consolidated Statements of Income
              iv. Consolidated Statements of Changes in Shareholders' Equity and of Comprehensive Income
               v.  Consolidated Statements of Cash Flows
              vi. Notes to Consolidated Financial Statements are set forth below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company are as follows:

               NAME             AGE                    POSITION

         Ralph E. Hanson         70                President, Chief Executive
                                                     Officer, Treasurer, and
                                                     Chairman of Board of
                                                     Directors
         Derrick Ebden           48                Director
         Drusilla F. Hays        49                Vice President and Clerk
         George F. Harrington    62                Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the federal securities laws, the Company's directors and executive officers and any other persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission. During the fiscal year ended December 31, 1998, all of these filing requirements were satisfied. In making these disclosures, the Company has relied solely on written representations of its directors, executive officers, and ten percent stockholders, and copies of reports that they have filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION.

         1.  SUMMARY OF ANNUAL COMPENSATION

         The table set forth below shows the annual compensation for the three fiscal years ended December 31, 1998 paid by the Company to its President and Chief Executive Officer (the "named executive officer"). No other executive officer received a total annual salary and bonus in excess of $100,000 in any such fiscal year.

                           SUMMARY COMPENSATION TABLE


                         ANNUAL COMPENSATION                                 LONG TERM COMPENSATION
                         -------------------                                 AWARDS
                                                                             ----------------------

NAME AND                                                                     SECURITIES
PRINCIPAL                                             OTHER ANNUAL           UNDERLYING
POSITION           YEAR         SALARY($) BONUS($)    COMPENSATION($)        OPTIONS (#))
--------           ----         --------  -------     --------------         ------------

Ralph E.            1998          121,401    --               --                  --
 Hanson,            1997          125,256                                         --
 Chief Executive    1996          121,997    --               --                50,000
 Officer


         2. STOCK OPTIONS

         The table set forth below shows information regarding the value of unexercised stock options held by the named executive officer at December 31, 1998.

                   AGGREGATE OPTION VALUES AT FISCAL YEAR END


                              NUMBER OF SECURITIES                     VALUE OF
                              UNDERLYING UNEXERCISED                   UNEXERCISED IN-THE-
                              OPTIONS AT FY-END (#)                    MONEY OPTIONS AT
NAME                        EXERCISABLE     UNEXERCISABLE              FY-END (1)
----                        -----------    --------------              -------------------

Ralph E. Hanson                50,000             0                            0


------------------------
         (1) Represents the fair market value of the Company's Common Stock on December 31, 1998 ($.4375 per share based on the closing quote on such date on the OTC Bulletin Board) minus the exercise price per share, of the exercisable options, multiplied by the number of shares subject to the option.

         Mr. Hanson was not granted any options or other equity-based compensation during the fiscal year ended December 31, 1998 and did not exercise any options during such fiscal year.

         3. EMPLOYMENT CONTRACTS

         On June 1, 1998, the Company entered into a three year employment agreement with Mr. Hanson. Under the terms of this agreement, Mr. Hanson agreed to serve as the Company's President and Chief Executive Officer at salary of not less than $125,000 per annum, and the Company agreed that he would be eligible for such fringe benefits as are generally made available by the Company to its employees. In addition, the agreement also imposes upon Mr. Hanson certain confidentiality requirements and certain restrictions regarding his ability to compete with the Company following the termination of his employment.

         4. DIRECTOR COMPENSATION

         The Company's directors receive no cash compensation in consideration for serving on the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         1. CERTAIN BENEFICIAL OWNERS.

         As of March 17, 1999, the only stockholders known to the Company to be the beneficial owners of more than 5% of the Company's outstanding shares of Common Stock were Ralph E. Hanson, who is a director, and Paul J. LaRaia, M.D. of 45 Ravine Road, Wellesley, Massachusetts 02481, who is the beneficial owner of 331,000 shares of Common Stock or 9.7% of the outstanding Common Stock. The number of shares owned beneficially by Mr. Hanson and the percentage of the outstanding Common Stock represented by such shares is set forth in tabular form below.

         2. BENEFICIAL OWNERSHIP OF MANAGEMENT.

         Each of the persons named in the following table has furnished the respective information shown:


                                                SHARES
                                                BENEFICIALLY
NAME, ADDRESS, &                                OWNED AS OF
OFFICES HELD WITH                               MARCH 20,            PERCENTAGE
THE COMPANY                                      1999                  OF CLASS
----------------                                -------------        ----------

Ralph E. Hanson.....................            855,000(1)             24.8%
 Pace Medical, Inc.
 391 Totten Pond Road
 Waltham, MA 02154
 President, Chief Executive
 Officer, Treasurer, and
 Chairman of the Company

Derrick Ebden.......................             99,000(2)              2.9%
 APC Cardiovascular Ltd.
 18 Macon Court
 Macon Way
 Crewe
 Cheshire CW1 1EA, England
 Managing Director of APC
 Cardiovascular Ltd.

George F. Harrington................            102,000(3)              3.0%
 Boston Equity Management Co.
 13 Waldron Court
 Marblehead, MA  01945
 Director of the Company

Directors and Officers as a Group...          1,164,000(4)             32.7%


--------------------
           (1) Includes 50,000 shares of Common Stock which Mr. Hanson has a right to acquire within 60 days pursuant to the exercise of options.

           (2) Includes 25,000 shares of Common Stock which Mr. Ebden has a right to acquire within 60 days pursuant to the exercise of options.

           (3) Includes 25,000 shares of Common Stock which Mr. Harrington has a right to acquire within 60 days pursuant to the exercise of options.

           (4) Includes 135,000 shares of Common Stock which officers and directors have a right to acquire within 60 days pursuant to the exercise of options.

         Mr. Hanson, as beneficial owner of 24.8% of the outstanding Common Stock of the Company, Chairman of the Company's Board of Directors, and the Company's founder, may be deemed a controlling person of the Company under the Securities Exchange Act of 1934.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In March, 1990, the Company entered into an agreement with APC Cardiovascular Ltd. ("Cardiovascular"), a company in which Derrick Ebden, a Director of the Company, is Managing Director and a principal stockholder, pursuant to which Cardiovascular was appointed the sole distributor of the Company's products outside of North and South America on normal trade terms. Such agreement does not have a fixed term, but is terminable by either party upon one year's advance written notice. Prior to leaving the employment of the Company in March, 1990 in connection with the Company's downsizing of its operations in the United Kingdom, Mr. Ebden had been in charge of the Company's marketing efforts outside of North and Central America through the Company's subsidiary, APC Medical Ltd. The Company made sales to Cardiovascular of approximately $667,257 during 1998 and $862,539 during 1997. All such sales were made on normal trade terms.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         A.   REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-KSB.

         B.   EXHIBITS.

 3.1     Restated Articles of Organization of the Registrant.
 3.2     By-laws of the Registrant, as amended.
 4.1     Specimen Certificate for shares of Common Stock, $.01  par value.
10.1     *1986 Non-Qualified Stock Option Plan, as amended.
10.2     *Form of Non-Qualified Stock Option Agreement.
10.3 License to Assign Lease among The John Laing Pension Trust Limited, Data Design Techniques Limited and D.D.T. Maintenance Limited, and APC Medical Ltd. - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1989 and incorporated herein by this reference.
10.4     Distributor Agreement dated as of March 12, 1990 with APC
         Cardiovascular Ltd.
10.5     *Form of Non-Qualified Stock Option Agreement - previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by this reference
10.6     *Employment Agreement dated as of June 1, 1998 with Ralph E.
         Hanson previously filed as an exhibit to the Registrant's
         Quarterly Report on Form 10-QSB for the quarter ended June 30,
         1998 and incorporated herein by this reference.
22       Subsidiaries of the Registrant.
27.1     Financial Data Schedule - filed herewith.


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

      (Registrant)                      PACE MEDICAL, INC.


                                        By: /S/ RALPH E. HANSON
                                           --------------------------
                                           Ralph E. Hanson, President


                                        Date  MARCH 30, 1999


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        /S/ RALPH E. HANSON
                                        -------------------------------------
                                            Ralph E. Hanson, Director, Principal
                                            Executive, Financial, and Accounting
                                            Officer

                                        Date  MARCH 30, 1999



                                        /S/ GEORGE F. HARRINGTON
                                        -------------------------------------
                                            George F. Harrington, Director

                                        Date  MARCH 30, 1999



                                        /S/ DERRICK EBDEN
                                        -------------------------------------
                                            Derrick Ebden, Director


                                        Date  MARCH 30, 1999
                                        -------------------------------------

--------------------------------------------------------------------------------
    PACE MEDICAL, INC. AND
        WHOLLY OWNED SUBSIDIARY

    Consolidated Financial Statements for the
    Years Ended December 31, 1998 and 1997
    and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Pace Medical, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of Pace Medical, Inc. and its wholly owned subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and of comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Boston, Massachusetts
March 5, 1999

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

ASSETS                                                               1998               1997
CURRENT ASSETS:
  Cash and cash equivalents                                      $ 1,257,700       $ 1,318,652
  Accounts receivable                                                231,721           199,366
  Accounts receivable - related party                                119,195           217,531
  Inventories:
    Raw materials                                                    255,821           235,464
    Work in process                                                  176,999            77,061
    Finished goods                                                   160,125           117,815
  Prepaid expenses                                                    43,749            43,208
                                                                 -----------       -----------
           Total current assets                                    2,245,310         2,209,097
                                                                 -----------       -----------
PROPERTY AND EQUIPMENT:
  Machinery and equipment                                            151,896           182,411
  Office furniture, equipment and improvements                        45,184            52,822
  Computer equipment                                                  53,873            48,559
                                                                 -----------       ------------
                                                                     250,953            283,792
  Less accumulated depreciation
    and amortization                                                (204,823)         (242,111)
                                                                 -----------       ------------
            Property and equipment - net                              46,130            41,681
                                                                 -----------       -----------
OTHER ASSETS - Net                                                    35,183            41,080
                                                                 -----------       -----------
TOTAL                                                            $ 2,326,623       $ 2,291,858
                                                                 -----------       -----------
                                                                 -----------       -----------

See notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS'
 EQUITY                                                                1998              1997
CURRENT LIABILITIES:
  Accounts payable                                              $   114,823       $   129,509
  Accrued expenses                                                   40,490            26,619
  Due to officer                                                       --               7,110
                                                                -----------       -----------
           Total current liabilities
                                                                    155,313           163,238
                                                                -----------       -----------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized,
    5,000,000 shares; issued and outstanding,
    3,400,850 shares in 1998 and 1997                                34,009            34,009
  Additional paid-in capital                                      3,147,151         3,147,151
  Accumulated other comprehensive income                            104,836           102,899
  Accumulated deficit                                            (1,095,999)       (1,155,439)
                                                                -----------       -----------
                                                                  2,189,997         2,128,620
  Treasury stock, at cost (25,000 shares)                           (18,687)             --
                                                                -----------       -----------
         Total shareholders' equity                               2,171,310         2,128,620
                                                                -----------       -----------
TOTAL                                                           $ 2,326,623       $ 2,291,858
                                                                -----------       -----------
                                                                -----------       -----------

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                   1998              1997
NET SALES:
  Customers                                                   $   963,900       $ 1,282,160
  Related party                                                   667,267           862,539
                                                              -----------       -----------
        Total net sales                                         1,631,167         2,144,699
COST OF SALES                                                     750,621         1,067,602
                                                              -----------       -----------
GROSS PROFIT                                                      880,546         1,077,097
OPERATING EXPENSES:
  Selling, general and administrative                             667,411           506,957
  Engineering/development                                         200,355           190,966
                                                              -----------       -----------
INCOME FROM OPERATIONS                                             12,780           379,174
                                                              -----------       -----------
OTHER INCOME (EXPENSE):
  Exchange losses, net                                                (48)          (27,314)
  Other income, primarily interest                                 46,708            40,810
                                                              -----------       -----------
                                                                   46,660            13,496
                                                              -----------       -----------
NET INCOME                                                    $    59,440       $   392,670
                                                              -----------       -----------
                                                              -----------       -----------
NET INCOME PER SHARE:
  Basic                                                       $      0.02       $      0.12
                                                              -----------       -----------
                                                              -----------       -----------
  Diluted                                                     $      0.02       $      0.11
                                                              -----------       -----------
                                                              -----------       -----------

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                                           ACCUMULATED
                                                                    ADDITIONAL                               OTHER        TOTAL
                                    COMMON STOCK      TREASURY      PAID-IN   ACCUMULATED  COMPREHENSIVE COMPREHENSIVE SHAREHOLDERS'
                                  SHARES     VALUE     STOCK        CAPITAL     DEFICIT        INCOME        INCOME      EQUITY
BALANCES, JANUARY 1, 1997           3,400,850  $ 34,009  $  --      $ 3,147,151  $(1,548,109)             $ 108,625  $ 1,741,676
 Net income                               --        --      --            --         392,670   $392,670         --       392,670
 Cumulative translation adjustments       --        --      --            --           --        (5,726)     (5,726)      (5,726)
                                                                                              ---------
Comprehensive income                                                                           $386,944
                                   ---------  --------  ----------------------  ------------  ---------  ---------  -----------
                                                                                              ---------
BALANCES, DECEMBER 31, 1997         3,400,850    34,009     --        3,147,151   (1,155,439)               102,899    2,128,620
  Purchases of treasury stock            --        --      (18,687)       --                                    --       (18,687)
  Net income                             --        --       --            --          59,440   $ 59,440         --        59,440
  Cumulative translation adjustments     --        --       --            --            --        1,937       1,937        1,937
                                                                                               ---------
  Comprehensive income                                                                         $ 61,377
                                    ---------  --------  ---------- -----------  ------------  ---------  ---------  -----------
                                                                                               ---------
BALANCES, DECEMBER 31, 1998         3,400,850  $ 34,009  $ (18,687) $ 3,147,151  $(1,095,999)             $ 104,836  $ 2,171,310
                                    ---------  --------  ---------- -----------  ------------             ---------  -----------
                                    ---------  --------  ---------- -----------  ------------             ---------  -----------

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                     1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $    59,440      $   392,670
  Adjustments to reconcile net income to cash (used for)
    provided by operating activities:
      Depreciation and amortization                                  23,361           20,357
      Write-off of patent costs                                       3,300             --
      Unrealized foreign exchange transaction losses                   (600)          13,660
      Changes in assets and liabilities:
        Accounts receivable                                          67,081             (796)
        Prepaid expenses                                               (322)           3,463
        Inventories                                                (161,951)         144,115
        Accounts payable                                            (14,737)         (37,624)
        Accrued expenses                                             13,762         (214,968)
        Due to officer                                               (7,110)             238
                                                                -----------      -----------
           Cash (used for) provided by operating activities         (17,776)         321,115

CASH FLOWS USED IN INVESTING ACTIVITIES - Purchases of
  property and equipment                                            (25,089)         (25,030)
CASH FLOWS USED IN FINANCING ACTIVITIES - Purchases of
  treasury stock
                                                                    (18,687)            --
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 600           (7,099)
                                                                -----------      -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (60,952)         288,986
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      1,318,652        1,029,666
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 1,257,700      $ 1,318,652
                                                                -----------      -----------
                                                                -----------      -----------



See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION - The consolidated financial statements include the accounts of Pace Medical, Inc. ("Pace" or the "Company") and its wholly owned subsidiary, APC Medical Ltd. ("APC"), a United Kingdom company. The Company manufactures and sells temporary external pacemakers, related accessories and temporary heart pacemaker leads to various customers throughout the world. All intercompany transactions, balances and profits are eliminated.

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

      PRODUCT LIABILITY AND LIMITS OF INSURANCE COVERAGE - Because the Company's temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company's liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance. The Company maintains product liability coverage outside the United States with annual limits of (pound)500,000 (approximately $829,800 as of December 31, 1998) per occurrence and in the aggregate. The Company does not have product liability insurance in the United States, and any claim could adversely affect the Company's financial condition and results of operations. The Company believes, based upon management's experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads. However, the cost of recalling its products upon discovery of any material defects would be substantial and could have an adverse effect on the Company and its consolidated financial condition and results of operations.

      REVENUE RECOGNITION - Sales are recorded upon shipment of goods. Historical experience has been such that no allowances for sales returns or bad debts are currently provided.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at date of purchase.

      INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is recorded under the straight-line method based on the estimated useful lives of the related assets, ranging from three to seven years. Repairs and maintenance are expensed as incurred, while costs of betterments are capitalized. Depreciation expense approximated $16,800 and $12,000 for the years ended December 31, 1998 and 1997, respectively.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      OTHER ASSETS - Other assets consist of patent and deferred tooling costs, which are amortized using the straight-line method, primarily over ten and five years, respectively. Amortization expense for 1998 and 1997 aggregated approximately $9,900 and $8,000, respectively. Accumulated amortization aggregated $26,200 and $19,600 at December 31, 1998 and 1997, respectively. During 1998, the Company wrote off certain patent costs aggregating approximately $3,300.

      LONG-LIVED ASSETS - Upon occurrence of certain events or changes in circumstances, the Company reviews its long-lived assets to determine if impairment has occurred.

      TRANSLATION OF FOREIGN CURRENCIES - Assets and liabilities of APC are translated at exchange rates in effect on reporting dates, while income and expenses are translated at rates which approximate those in effect on transaction dates (generally the average rate for the period). Differences due to changing exchange rates are charged or credited to accumulated other comprehensive income in shareholders' equity. Gains and losses from foreign currency transactions are included in net income.

      INCOME TAXES - Deferred taxes are provided for temporary differences between book and tax bases of the Company's assets and liabilities and loss and credit carryforwards based on tax rates and laws enacted as of the balance sheet date. The Company has provided a valuation allowance against net deferred tax assets due to uncertainty regarding the recoverability of tax carryforwards and other temporary differences.

      WARRANTY - The Company warrants its temporary cardiac pacemakers for one year. Historical loss experience has been such that no reserves for warranties are currently provided.

      INCOME PER SHARE - The Company determines basic net income per share using the weighted-average common shares outstanding for the year. The shares used to determine diluted net income per share include the shares used in the calculation of basic net income per share plus dilutive weighted-average options and warrants outstanding during the year using the treasury-stock method.

      COMPREHENSIVE INCOME - Comprehensive income includes net income and foreign currency translation adjustments.

      STOCK-BASED COMPENSATION - Compensation expense associated with awards of stock or options to employees is measured using the intrinsic value method. Compensation expense associated with awards to nonemployees is measured using a fair value method.

      CONCENTRATION OF CREDIT RISK - The Company primarily sells its products to a limited number of distributors (see Note 7). The Company generally requires no collateral from its distributors.

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt effective January 1, 2000. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, and is, therefore, unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

2.    RELATED-PARTY TRANSACTIONS

      In March 1990, the Company entered into an agreement with APC Cardiovascular Ltd. ("Cardiovascular"). This agreement specified that Cardiovascular would act as Pace's distributor in the United Kingdom. A director of Cardiovascular is also a director of Pace. Sales to Cardiovascular amounted to $667,257 and $862,539 in 1998 and 1997, respectively (Customer A, see Note 7). Receivables from Cardiovascular at December 31, 1998 and 1997 were $119,195 and $217,531, respectively.

3.    COMMITMENTS

      LEASE OBLIGATIONS - APC leases its plant and office facility under an operating lease which expires in 2006. The lease agreement specifies that the rent will be (pound)28,500 ($47,300 at December 31, 1998) per year and that it may be revised every five years commencing in 1996. The lease also requires payment of a pro rata share of insurance and maintenance costs in addition to the rental payment. Future minimum rental payments under the lease total approximately $50,000 in each of the next five years and $140,000 in the aggregate thereafter. Pace leases a facility in the United States on a tenant-at-will basis at an annual rate of approximately $46,000.

      Rental expense for all operating leases, including leases with terms of less than one year, amounted to approximately $93,400 and $87,600 in 1998 and 1997, respectively.

      CONTRACTS - The Company has entered into a three-year employment agreement with its Chairman that provides for annual compensation of $125,000. The agreement expires on May 31, 2001.

4.    INCOME TAXES

      There was no tax expense recorded in 1998 and 1997 due to the application of net operating loss carryforwards previously reserved against current period taxable income.

      Deferred tax assets and liabilities at December 31 were as follows:

                                          1998           1997

Net operating loss carryforwards     $ 537,000      $ 586,000
Research and development credits       177,000        177,000
Inventory
                                        17,600         19,000
Depreciation and amortization
                                        (3,600)         2,000
Other
                                         1,300           --
                                     ---------      ---------
                                     $ 729,300      $ 784,000
                                     ---------      ---------
                                     ---------      ---------




      Deferred tax assets have been fully reserved. The net change in the valuation allowance in 1998 and 1997 of ($54,700) and ($147,000), respectively, was due to the utilization of certain net operating loss carryforwards in the United Kingdom and the expiration of certain tax credits in the United States.

      At December 31, 1998, Pace has federal income tax loss carryforwards for financial and tax reporting purposes of approximately $1,359,000, which will expire in the years 2004 through 2013, and state income tax carryforwards of approximately $389,000, which will expire in the years 1999 through 2003. Pace also has certain state and federal tax credits aggregating $177,000, which will expire in varying amounts through 2011.

      APC has approximately (pound)75,000 ($124,500) at December 31, 1998 of tax loss carryforwards available in the United Kingdom at December 31, 1998.

5.    SHAREHOLDERS' EQUITY

      STOCK OPTIONS AND WARRANTS - The Company's nonqualified stock option plan was established in 1986 and provides for the granting of options for up to 200,000 shares of its common stock (shares have been reserved for the same amount). To date, options totaling 200,000 shares have been granted pursuant to this plan and no further options may be granted. In addition, during 1996 and 1998, the Board of Directors authorized and options were granted to purchase 50,000 and 35,000 shares, respectively, of common stock under nonqualified stock option agreements. Options may be granted at not less than fair market value of the Company's common stock on the date of grant, vest at the date of grant and are of a five-year duration. A summary of all stock option activity is as follows:

                                                                WEIGHTED-    WEIGHTED-
                                                    NUMBER       AVERAGE      AVERAGE
                                                      OF         EXERCISE     FAIR
                                                    OPTIONS        PRICE      VALUE
Outstanding and exercisable, January 1 and
  December 31, 1997                                 201,000       $ .54
  Granted                                            35,000          .50     $  .35
  Expired                                           (10,000)        1.25
                                                   --------
Outstanding and exercisable, December 31, 1998      226,000          .50
                                                   --------       ------
                                                   --------







      At December 31, 1998, the options outstanding and exercisable had an exercise and weighted-average exercise price of $.50 and weighted-average remaining contractual lives of 2.20 years.

      The fair value of options on their grant date for stock options was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                              1998          1997

Risk-free interest rate                        5.70 %        5.00 %
Expected life of option grants              4.5 years     4.5 years
Expected volatility of underlying stock        91 %          118 %
Expected dividend payment rate                 --            ---


      The option pricing model used was designed to value readily tradeable stock options with relatively short lives. The options are not tradeable with contractual lives of up to five years. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

      As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. If the Company had used the fair value method for all options to measure compensation, reported net income and earnings per share would have been as follows:

                                          1998         1997

Net income:
  As reported                         $ 59,440     $392,670
  Pro forma                             47,036      392,670


      If the Company had used the fair value method, basic and diluted net income per share would have been $0.01 for the year ended December 31, 1998.

      The Company had also issued 260,000 warrants to its attorneys and underwriters, the activity for which is as follows:

                                                                             WEIGHTED-
                                                                              AVERAGE
                                                             NUMBER OF       EXERCISE
                                                             WARRANTS         PRICE

Outstanding and exercisable, January 1, 1997                 210,000      $   0.94
  Terminated                                                (210,000)         0.94
                                                           ---------      --------
Outstanding and exercisable, December 31, 1997 and 1998        --
                                                           ---------
                                                           ---------


      STOCK REPURCHASE PROGRAM - In March 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 1,000,000 shares of its common stock. As of March 19, 1999, 25,000 shares had been repurchased under the program for $18,687.

6.    NET INCOME PER SHARE

      The following table sets forth the computation of basic and diluted net income per share:

                                                                 YEAR ENDED DECEMBER 31,
                                                               1998              1997
Net income                                                     $   59,440     $  392,670
                                                               ----------     ----------
                                                               ----------     ----------
Weighted-average shares outstanding                             3,388,466      3,400,850
Effect of dilutive securities                                      59,063        129,457
                                                               ----------     ----------
Total shares                                                    3,447,529      3,530,307
                                                               ----------     ----------
                                                               ----------     ----------
Basic net income per share                                     $     0.02       $   0.12
                                                               ----------     ----------
                                                               ----------     ----------
Diluted net income per share                                   $     0.02     $   0.11
                                                               ----------     ----------
                                                               ----------     ----------


7.    GEOGRAPHIC, SEGMENT, AND CUSTOMER DATA

      During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and has restated all periods to conform to the requirements of SFAS No.131. The Company primarily manages its business based on geographic regions consisting of the United States and the United Kingdom through which it sells its external pacing devices and accessories. Geographic and segment data is set forth in the following table:

                                              UNITED           UNITED
                                              STATES           KINGDOM     ELIMINATIONS     CONSOLIDATED
1998

Sales and transfers                      $   993,586      $   814,839     $  (177,258)     $ 1,631,167
Depreciation and amortization                 12,631           10,730            --             23,361
Other income, primarily interest              40,222            6,486            --             46,708
Net operating income (loss)                 (195,694)         197,047          11,427           12,780
Capital expenditures                           9,314           15,775            --             25,089
Long-lived assets                             53,349           27,964            --             81,313
Total assets                               1,781,020          547,130          (1,527)       2,326,623

1997

Sales and transfers                      $ 1,352,044      $   994,246     $  (201,591)     $ 2,144,699
Depreciation and amortization                 14,864            5,493            --             20,357
Other income, primarily interest              32,979            7,831            --             40,810
Net operating income                          57,845          320,550             779          379,174
Capital expenditures                           6,904           18,126            --             25,030
Long-lived assets                             59,966           22,795            --             82,761
Total assets                               1,918,838          503,734        (130,714)       2,291,858





      Transfers between areas are valued at cost plus a markup. Direct sales to foreign customers from domestic operations were not material.

      Sales to major customers were as follows:


                                                YEARS ENDED DECEMBER 31,
                                       1998                         1997
                               AMOUNT         PERCENT       AMOUNT        PERCENT

Customer A (related party)     $667,257           41%     $862,539           40%
Customer B                      560,000           34       582,385           27
Customer C                           --           --       498,260           23





                                   * * * * * *