Form 10QSB
period 1999-03-31
PACE MEDICAL INC
filed 1999-05-17
CIK 814057

                                   FORM 10-QSB

                       Securities and Exchange Commission
                             Washington, D. C. 20549

         (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        MARCH 31, 1999

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from______________to_______________.

         Commission file number              0-16257
                               -------------------------------

                               PACE MEDICAL, INC.
             -----------------------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X   No_____
                                                    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1999.

         3,375,870  shares of Common Stock, par value $.01 per share

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

        a)    Condensed Consolidated Balance Sheets

        b)    Condensed Consolidated Statements of Income

        c)    Condensed Consolidated Statements of Cash Flows

        d)    Notes to Condensed Consolidated Financial Statements

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         MARCH 31, 1999                 DECEMBER 31, 1998
                                                         --------------                 -----------------

ASSETS

Current assets:
Cash and cash equivalents                                      $1,243,579                  $1,257,700
Accounts receivable                                               579,607                     350,916
Inventories:
 Raw materials                                                    238,742                     255,821
 Work-in-process                                                  163,048                     176,999
 Finished goods                                                   121,128                     160,125
                                                               ----------                  ----------
                                                                  522,918                     592,945
Other current assets                                               44,441                      43,749
                                                              -----------                 -----------
   Total current assets                                         2,390,545                   2,245,310
Plant and equipment, net                                           84,324                      46,130
Other assets                                                          775                      35,183
                                                             ------------                 -----------
TOTAL ASSETS                                                   $2,475,644                  $2,326,623
                                                             ------------                 -----------
                                                             ------------                 -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                              $   186,676                    $114,823
Accrued expenses                                                   28,745                      40,490
                                                             ------------                 -----------
    Total current liabilities                                     215,421                     155,313
                                                             ------------                 -----------

Shareholders' equity:
Common stock                                                       34,009                      34,009
Additional paid-in capital                                      3,147,151                   3,147,151
Cumulative translation
 adjustment                                                        89,403                     104,836
Accumulated deficit                                              (991,653)                 (1,095,999)
                                                             ------------                 -----------
                                                                2,278,910                   2,189,997
                                                             ------------                 -----------
Less Treasury Stock, at Cost                                      (18,687)                    (18,687)
                                                             ------------                 -----------
    Total Shareholders' Equity                                  2,260,223                   2,171,310
                                                             ------------                 -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                          $2,475,644                  $2,326,623
                                                             ------------                 -----------
                                                             ------------                 -----------


     See accompanying notes to condensed consolidated financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS
                                                                        ENDED MARCH 31
                                                                    --------------------
                                                                1999                       1998
                                                                ----                       ----

Net Sales                                                      $519,915                 $279,928

Cost of sales                                                   212,104                  107,816
                                                               --------                 --------

                                                                307,811                  172,112

Other operating expenses                                        214,046                  179,341
                                                               --------                 --------

Income from operations                                           93,765                   (7,229)

Other income                                                     10,581                   11,177
                                                               --------                ---------

Net income before taxes                                         104,346                    3,948

Provision for income taxes                                         -                        -
                                                               --------                ---------

Net income                                                     $104,346                $   3,948
                                                               --------                ---------
                                                               --------                ---------

Net Income per Share:

   Basic                                                  $      .03                 $     .00
                                                               --------                ---------
                                                               --------                ---------
   Diluted                                                $      .03                $     .00
                                                               --------                ---------
                                                               --------                ---------


     See accompanying notes to condensed consolidated financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                  ------------------
                                                       MARCH 31
                                                  ------------------

                                                1999             1998
                                                ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                              $   104,346      $     3,948
    Adjustments to reconcile
      net income to net cash
      provided by operating activities:
        Depreciation and amortization             6,000            6,138
    Change in assets and
        liabilities, net:                       (80,273)          79,794
                                            -----------      -----------

    Net cash provided by (used in)
        operating activities                     30,073           89,880

CASH FLOWS FROM INVESTING ACTIVITIES -
    Additions to property and equipment         (44,194)          (8,966)

CASH FLOW FROM FINANCING ACTIVITIES -
   Purchase of treasury stock                      --             (9,687)
                                            -----------      -----------

NET INCREASE (DECREASE) IN CASH                 (14,121)          71,227

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                      1,257,700        1,318,652

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                          $ 1,243,579      $ 1,389,879
                                            -----------      -----------
                                            -----------      -----------

     See accompanying notes to condensed consolidated financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                                 MARCH 31, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited consolidated financial statements and these notes have been condensed and do not contain all disclosures required by generally accepted accounting principles. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report.

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of March 31, 1999 and December 31, 1998, and the results of their operations for the three months ended March 31, 1999 and March 31, 1998, and their cash flows for the three months ended March 31, 1999 and March 31, 1998.

3. The Company prepares its financial information using the same accounting principles as those used in its annual financial statements, except that no physical inventories were taken during the periods ended March 31, 1999 or 1998. Cost of sales for such periods was calculated primarily using standard cost methods.

4. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

5. The denominator used to determine basic net income per share includes the weighted average common shares outstanding during the quarter. The denominator used to determine diluted net income per share includes the shares used in the calculation of basic net income per share plus dilutive weighted average options outstanding during the period using the treasury-stock method.


                                                            For the three months ended March 31, 1999
                                                          Income              Shares            Per Share
                                                       (Numerator)         (Denominator)        Amount

Net Income                                                   $104,346

Weighted-average shares outstanding                            -               3,375,870
                                                           ----------          ---------

Basic net income per share                                   $104,346          3,375,870          $0.03
                                                                                                  -----
                                                                                                  -----
Effect of dilutive securities                                  -                  34,578
                                                           ----------        -----------

Diluted net income per share                                 $104,346          3,410,448          $0.03
                                                             --------          ---------          -----
                                                             --------          ---------          -----


                                                             For the three months ended March 31, 1998
                                                             Income           Shares         Per Share
                                                          (Numerator)     (Denominator)       Amount

Net Income                                                     $3,948

Weighted-average shares outstanding                            -               3,400,183
                                                           ----------         ----------

Basic net income per share                                     $3,948          3,400,183          $0.00
                                                                                                  -----
                                                                                                  -----
Effect of dilutive securities                                  -                  85,621
                                                           ----------        -----------

Diluted net income per share                                   $3,948          3,485,804          $0.00
                                                             --------          ---------          -----
                                                             --------          ---------          -----


6. The Company has adopted the provisions of SFAS No. 130," Reporting Comprehensive Income". Comprehensive Income includes net income and foreign currency translation adjustments, which were $(15,433) and $7,655 for the three months ended March 31, 1999 and 1998, respectively. Accordingly, comprehensive income was $88,913 and $11,603, for the three months ended March 31, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

As of March 31, 1999, the Company had cash and cash equivalents of $1,243,579 and working capital of $2,175,124. The increase in working capital from the position at December 31, 1998 is attributable entirely to the profit from operations of $93,765. The Company's cash flows have historically tracked its operational results.

The Company expects to maintain a sound financial base for the balance of 1999. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

FINANCIAL RESULTS - THREE MONTHS ENDED MARCH 31, 1999 VERSUS THE THREE MONTHS ENDED MARCH 31, 1998.

Sales in the first quarter of 1999 increased approximately 84% from sales posted in the first quarter of 1998. The increase in sales reflects an increase in sales by the Company to its OEM accounts and distributor. The Company expects this situation to continue during the second quarter.

The Company's margins in the first quarter were slightly less than those achieved in the first quarter of 1998 (from 62% in 1998 to 59% in 1999). This occurred due to a change in product mix. It should be noted that pricing continued to remain firm on all products.

Operating expenses increased during the first quarter of 1999 due to increased product development and additional marketing costs. Management anticipates some increases in its operating expenditures over 1998 amounts during the balance of 1999.

No tax provision was recorded for the three months ended March 31, 1999 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net income for the quarter was $104,346 or $.03 per share in contrast to $3,948 or $.00 per share in the first quarter of 1998.

         FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company's expectations regarding business strategy, pricing, anticipated operating results, operating expenses, anticipated working capital) and the impact of the Year 2000 issue (discussed below) may be "forward-looking" statements. The Company's actual results may differ from those stated in any forward-looking statements. Factors that may cause such difficulties include, but are not limited to, risks associated with the introduction of new products, development of markets for new products offered by the Company, the Company's relationships with distributors and OEM's, the economic health of such OEM's, government regulation, competition and general economic conditions.

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


                                                   PACE MEDICAL, INC.
                                               -------------------------------
                                                         (Registrant)


Date:   MAY 14, 1999                           RALPH E. HANSON
     -----------------                         -------------------------------
                                               Ralph E. Hanson, President
                                                and Principal Executive Officer


Date:   MAY 14, 1999                           RALPH E. HANSON
     -----------------                         -------------------------------
                                                 Ralph E. Hanson, Principal
                                                  Financial Officer