Form 10QSB
period 1999-06-30
PACE MEDICAL INC
filed 1999-08-13
CIK 814057

                                   FORM 10-QSB

                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        JUNE 30, 1999
                                         ---------------------------
                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ______________ to ______________.

         Commission file number                      0-16257
                                 ----------------------------------------

                               PACE MEDICAL, INC.
        ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         MASSACHUSETTS                                04-2867416
-------------------------------                 --------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      identification No.)

               391 TOTTEN POND ROAD, WALTHAM, MASSACHUSETTS 02451
               --------------------------------------------------
                    (Address of principal executive offices )

                                (781) 890-5656
                           ------------------------
                 (Issuer's telephone number, including area code)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                     ----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1999.

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

        a)    Condensed Consolidated Balance Sheets

        b)    Condensed Consolidated Statements of Income

        c)    Condensed Consolidated Statements of Cash Flows

        d)    Notes to Condensed Consolidated Financial Statements

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          JUNE 30, 1999            DECEMBER 31, 1998
                                                          -------------            -----------------
                                                           (Unaudited)              (See note below)
ASSETS

Current assets:
Cash and cash equivalents                                      $1,397,447                  $1,257,700
Accounts receivable                                               374,168                     350,916
Inventories:
 Raw materials                                                    230,305                     255,821
 Work-in-process                                                  189,392                     176,999
 Finished goods                                                   127,257                     160,125
                                                             ------------                ------------
                                                                  546,954                     592,945
Other current assets                                               38,881                      43,749
                                                             ------------                ------------
   Total current assets                                         2,357,450                   2,245,310

Plant and equipment, net                                          107,736                      46,130
Other assets                                                          516                      35,183
                                                             ------------                ------------
TOTAL ASSETS                                                   $2,465,702                  $2,326,623
                                                             ------------                ------------
                                                             ------------                ------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                 $101,923                    $114,823
Accrued expenses                                                   16,768                      40,490
                                                             ------------                ------------
    Total current liabilities                                     118,691                     155,313
                                                             ------------                ------------

Shareholders' equity:
Common stock                                                       34,009                      34,009
Additional paid-in capital                                      3,147,151                   3,147,151
Cumulative translation
 adjustment                                                        76,765                     104,836
Accumulated deficit                                              (892,227)                 (1,095,999)

                                                                2,365,698                   2,189,997
                                                             ------------                ------------
Less Treasury Stock, at Cost                                      (18,687)                    (18,687)
                                                             ------------                ------------
    Total Shareholders' Equity                                  2,347,011                   2,171,310
                                                             ------------                ------------

TOTAL LIABILITIES AND

 SHAREHOLDERS' EQUITY                                          $2,465,702                  $2,326,623
                                                             ------------                ------------
                                                             ------------                ------------


Note: The balance sheet at December 31, 1998 has been taken from the audited financial statements at that date.

           See accompanying notes to condensed consolidated
                       financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                 For the three months                   For the six months
                                                     Ended June 30                        ended June 30
                                                 ----------------------              -----------------------

                                                 1999              1998              1999               1998
                                                 ----              ----              ----               ----


Net Sales                                     $ 431,229         $ 477,971         $ 951,144          $ 757,899

Cost of sales                                   126,287           185,869           338,391            293,685
                                              ---------         ---------         ---------          ---------


                                                304,942           292,102           612,753            464,214

Other operating expenses                        216,067           272,489           430,113            451,830
                                              ---------         ---------         ---------          ---------

Income from operations                           88,875            19,613           182,640             12,384


Other income                                    (10,551)          (12,264)          (21,132)           (23,441)
                                              ---------         ---------         ---------          ---------


Net income                                    $  99,426         $  31,877         $ 203,772          $  35,825
                                              ---------         ---------         ---------          ---------
                                              ---------         ---------         ---------          ---------


Net income per share:


           Basic                              $     .03         $     .01         $     .06          $     .01
                                              ---------         ---------         ---------          ---------
                                              ---------         ---------         ---------          ---------

           Diluted                            $     .03         $     .00         $     .06          $     .01
                                              ---------         ---------         ---------          ---------
                                              ---------         ---------         ---------          ---------


                      See accompanying notes to condensed consolidated
                                  financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30
                                                                         --------------------------
                                                                         1999                  1998
                                                                         ----                  ----


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 203,772          $  35,825
    Adjustments to reconcile
      net income to net cash
      (Used in) provided by operating activities:
        Depreciation and amortization                                        9,717              7,743
    Change in assets and
        liabilities, net:                                                   (2,678)          (169,743)
                                                                         ---------          ---------

    Net cash (used in) provided by
        operating activities                                               210,811           (126,175)

CASH FLOWS FROM INVESTING ACTIVITIES -

    Purchases of property and equipment                                    (71,064)           (11,993)

CASH FLOW FROM FINANCING ACTIVITIES -
   Purchase of treasury stock                                                -                 (9,687)
                                                                         ---------          ---------


NET INCREASE IN CASH AND                                                   139,747           (147,855)
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                $1,257,700         $1,318,652
                                                                         ---------          ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                      $1,397,447          $1,770,797
                                                                         ---------           ---------
                                                                         ---------           ---------


See accompanying notes to condensed consolidated financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements and these notes have been condensed and do not contain all disclosures required by generally accepted accounting principles. See notes to audited consolidated financial statements contained in the Company's annual report.

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of June 30, 1999 and the results of their operations for the three and six months ended June 30, 1999 and June 30, 1998 and their cash flows for the six months ended June 30, 1999 and June 30, 1998.

3. The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended June 30, 1999 or 1998. Cost of sales for such periods was calculated primarily using standard cost methods.

4. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

5. The denominator used to determine basic net income per share includes the weighted average common shares outstanding during the quarter. The denominator used to determine diluted net income per share includes the shares used in the calculation of basic net income per share plus the weighted average options outstanding during the period using the treasury-stock method.



                                                            For the three months ended June 30, 1999
                                                          Income          Shares          Per Share
                                                       (Numerator)     (Denominator)        Amount

Net Income                                               $99,426

Weighted-average shares outstanding                         -              3,375,870
                                                         -------           ---------


Basic net income per share                               $99,426           3,375,870          $0.03
                                                                                              -----
                                                                                              -----


Effect of dilutive securities                               -                 62,232
                                                         -------           ---------


Diluted net income per share                             $99,426           3,438,102          $0.03
                                                         -------           ---------          -----
                                                         -------           ---------          -----




                                                        For the three months ended June 30, 1998
                                                         Income          Shares          Per Share
                                                      (Numerator)     (Denominator)        Amount


Net Income                                               $31,877

Weighted-average shares outstanding                         -            3,390,850
                                                         -------         ---------


Basic net income per share                               $31,877                              $0.01
                                                                                              -----
                                                                                              -----


Effect of dilutive securities                               -               96,505
                                                         -------         ---------


Diluted net income per share                             $31,877         3,487,355            $0.00
                                                         -------         ---------            -----
                                                         -------         ---------            -----




                                                          For the six months ended June 30, 1999
                                                          Income          Shares          Per Share
                                                       (Numerator)     (Denominator)        Amount

Net Income                                            $ 203,772

Weighted-average shares outstanding                        -            3,375,870
                                                       --------         ---------

Basic net income per share                            $ 203,772         3,375,870             $0.06
                                                                                              -----

Effect of dilutive securities                              -               48,405
                                                       --------         ---------

Diluted net income per share                          $ 203,772         3,424,275             $0.06
                                                       --------         ---------             -----
                                                       --------         ---------             -----



                                                         For the six months ended June 30, 1998
                                                         Income          Shares          Per Share
                                                      (Numerator)     (Denominator)        Amount


Net Income                                            $  35,825

Weighted-average shares outstanding                        -            3,395,517
                                                       --------         ---------

Basic net income per share                            $  35,825         3,395,517            $0.01
                                                                                             -----
                                                                                             -----

Effect of dilutive securities                              -               90,883
                                                       --------         ---------
Diluted net income per share                          $  35,825         3,486,400            $0.01
                                                       --------         ---------            -----
                                                       --------         ---------            -----


6. The Company has adopted the provisions of SFAS No. 130," Reporting Comprehensive Income". Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income for the three and six months ended June 30, 1999 and 1998 is as follows:


                                                    Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                                         --------                        --------
                                                   1999            1998             1999               1998
                                                   ----            ----             ----               ----

Net Income                                        $99,426         $ 31,877         $203,772         $ 35,825

Currency Translation Adjustment                   (12,638)           9,689          (28,072)          (2,034)
                                                 --------        ---------        ---------          -------


Total                                             $86,788          $41,566         $175,700          $33,791
                                                 --------        ---------        ---------          -------
                                                 --------        ---------        ---------          -------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of June 30, 1999, the Company had cash and cash equivalents of $1,397,447 and working capital of $2,238,759. Working capital increased $148,762 since December 31, 1998 owing to the profitable operations of the Company over the first half of the year. The Company's cash flows have historically tracked its operational results.

The Company expects to maintain a sound financial base for the balance of fiscal 1999. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

FINANCIAL RESULTS - THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

Sales in the second quarter of 1999 decreased 10% from the sales posted in the second quarter of 1998. The decrease in sales was caused by our inability to ship outstanding orders due to parts shortages.

The Company's margins in the second quarter increased over those seen in 1998 (from 61% in 1998 to 71% in 1999). This occurred due to a change in the product mix. It should be noted that pricing is continuing to remain firm on all products.

Operating expenses were lower in the three months ended June 30, 1999 versus the three months ended June 30, 1998. Management anticipates some increase in its operating expenditures during the balance of 1999.

No tax provision was recorded for the three months ended June 30, 1999 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net income for the quarter was $99,426 or $.03 per share, representing an increase of 212% from the comparable quarter in 1998.

FINANCIAL RESULTS - SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

Sales in the six months ended June 30, 1999 increased from the amount posted in the six months ended in June 30, 1998. The increase in sales is primarily attributed to higher volumes of products shipped to its OEM accounts and a distributor. The Company expects this situation to continue during the second half of fiscal 1999.

The Company's margins for the year-to-date period were slightly higher than those achieved in the first half of 1998 (from 61% in 1998 to 64% in 1999). This occurred due to a change in the product mix. It should be noted that pricing continued to remain firm on all products.

Operating expenses were lower for the six months ended June 30, 1999 versus the six months ended June 30, 1998. Management anticipates some increase in its operating expenditures during the balance of 1999.

No tax provision was recorded for the six months ended June 30, 1999 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net income for the six months was $203,772 or $.06 per share, representing an increase of 469% from the comparable period in 1998.

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


                                                   PACE MEDICAL, INC.
                                                 ----------------------
                                                      (Registrant)


Date:    AUGUST 13, 1999                       /S/ RALPH E. HANSON
       ------------------                      ------------------------------
                                               Ralph E. Hanson, President
                                                and Chief Executive Officer
                                                (principal executive officer)


Date:     AUGUST 13, 1999                      /S/ RALPH E. HANSON
        ------------------                     ------------------------------
                                               Ralph E. Hanson, Chief
                                                Financial Officer
                                                (principal financial officer)