Form 10QSB
period 1999-09-30
PACE MEDICAL INC
filed 1999-11-12
CIK 814057

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        SEPTEMBER 30, 1999
                                        ---------------------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to               .

         Commission file number                      0-16257
                               -----------------------------------------

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

                 391 TOTTEN POND ROAD, WALTHAM, MASSACHUSETTS 02451
                 --------------------------------------------------
                       (Address of principal executive offices)

                                    (781) 890-5656
                              ---------------------------
                              (Issuer's telephone number,
                                  including area code)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1999.

         3,375,870 shares of Common Stock, par value $.01 per share

                                  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        a)    Condensed Consolidated Balance Sheets

        b)    Condensed Consolidated Statements of Operations

        c)    Condensed Consolidated Statements of Cash Flows

        d)    Notes to Condensed Consolidated Financial Statements

                   PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30, 1999           DECEMBER 31, 1998
                                                     ------------------           -----------------
                                                        (Unaudited)                (See note below)
ASSETS
------

Current assets:

Cash and cash equivalents                                  $1,403,513                  $1,257,700
Accounts receivable                                           498,822                     350,916
Inventories:
 Raw materials                                                190,489                     255,821
 Work-in-process                                              204,831                     176,999
 Finished goods                                               122,769                     160,125
                                                           -----------                 -----------
                                                              518,089                     592,945
Other current assets                                           44,335                      43,749
                                                           -----------                 -----------
   Total current assets                                     2,464,759                   2,245,310
Plant and equipment, net                                      120,722                      46,130
Other assets                                                    3,371                      35,183
                                                           -----------                 -----------
TOTAL ASSETS                                               $2,588,852                  $2,326,623
                                                           ==========                  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:

Accounts payable                                             $132,524                    $114,823
Accrued expenses                                               30,400                      40,490
                                                           -----------                 -----------
    Total current liabilities                                 162,924                     155,313
                                                           -----------                 -----------

Shareholders' equity:

Common stock                                                   34,009                      34,009
Additional paid-in capital                                  3,147,151                   3,147,151
Cumulative translation
 adjustment                                                   104,595                     104,836
Accumulated deficit                                          (841,140)                 (1,095,999)
                                                           -----------                 -----------
                                                            2,444,615                   2,189,997
                                                           -----------                 -----------
Less Treasury Stock, at Cost                                  (18,687)                    (18,687)
                                                           -----------                 -----------
    Total Shareholders' Equity                              2,425,928                   2,171,310
                                                           -----------                 -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                      $2,588,852                  $2,326,623
                                                           ==========                  ==========

Note: The balance sheet at December 31, 1998 has been taken from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

                   PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (UNAUDITED)

                                                  For the Three Months                 For the Nine Months
                                                  Ended September 30                   Ended September 30
                                                 ------------------------              ------------------

                                                1999                1998               1999            1998
                                                ----                ----               ----            ----

Net Sales                                     $500,975            $403,139         $1,452,119        $1,161,038

Cost of sales                                  215,572             204,439            553,963           498,122
                                             ---------           ---------         ----------        ----------

                                               285,403             196,702            898,156           662,916


Other operating expenses                       245,313             213,413            675,426           665,243
                                             ---------           ---------         ----------        ----------

Income (loss) from operations                   40,090             (14,711)           222,730            (2,327)


Other income                                    10,996              12,241             32,129            35,682
                                             ---------           ---------         ----------        ----------

Net income (loss)                              $51,086            $ (2,470)          $254,859         $  33,355
                                             =========           =========         ==========        ==========

Net income (loss) per share:

           Basic                             $     .02            $    .00          $    .08.          $    .01
                                             =========           =========         ==========        ==========

           Diluted                           $     .01            $    .00          $    .07           $    .01
                                             =========           =========         ==========        ==========




     See accompanying notes to condensed consolidated financial statements.

                     PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                        -------------------
                                                                            SEPTEMBER 30
                                                                        -------------------
                                                                         1999          1998
                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $254,859         $33,355
    Adjustments to reconcile
      net income to net cash
      provided by (used in) operating activities:

        Depreciation and amortization                                  12,301          19,588
    Change in assets and liabilities, net:                            (31,856)       (200,883)
                                                                   -----------       ---------

    Net cash (used in) provided by
        operating activities                                          235,304        (147,940)

CASH FLOWS FROM INVESTING ACTIVITIES -

    Purchases of property and equipment                               (89,491)        (16,221)

CASH FLOW FROM FINANCING ACTIVITIES -
   Purchase of treasury stock                                            -            (18,687)
                                                                   ----------       ----------

NET INCREASE (DECREASE) IN CASH                                       145,813        (182,848)
  AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS

  AT BEGINNING OF PERIOD                                            1,257,700       1,318,652
                                                                   ----------       ---------

CASH AND CASH EQUIVALENTS

  AT END OF PERIOD                                                 $1,403,513      $1,135,804
                                                                   ==========      ==========

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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of September 30, 1999 and the results of their operations for the three and nine months ended September 30, 1999 and September 30, 1998 and their cash flows for the nine months ended September 30, 1999 and September 30, 1998.

3. The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended September 30, 1999 or 1998. Cost of sales for such periods was calculated primarily using standard cost methods.

4. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


                                                  Three Months Ended                         Nine Months Ended
                                                      September 30                             September 30
                                                      ------------                             ------------

                                                 1999                 1998               1999                1998
                                                 ----                 ----               ----                ----
Net Income (loss)                             $51,086             $  (2,470)           $254,859         $   33,355
                                              =======             ==========           ========         ==========

Weighted-average shares outstanding         3,375,870             3,388,567           3,375,870          3,393,166
Effect of dilutive securities                  76,929                                    57,913             77,255
                                           ----------       ---------------          ----------        -----------
Total shares                                3,452,799             3,388,567           3,433,783          3,470,421
                                            =========             =========           =========          =========


Basic net income (loss) per share           $    0.02           $     (0.00)          $    0.08       $      0.01
                                            =========           ============          =========       ===========

Diluted net income (loss) per share         $    0.01           $     (0.00)          $    0.07       $      0.01
                                            =========           ============          =========       ===========

6. The Company has adopted the provisions of SFAS No. 130," Reporting Comprehensive Income". Comprehensive income includes net income (loss) and foreign currency translation adjustments.

Comprehensive income for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                                 Three Months Ended                            Nine Months Ended
                                                    September 30,                                 September 30,
                                                    -------------                                 -------------

                                                 1999                   1998             1999               1998
                                                 ----                   ----             ----               ----
Net Income (loss)                             $51,086               $(2,470)           $254,859           $ 33,355

Currency Translation Adjustment                27,830                 9,722                (241)             7,688
                                              -------                ------            --------            -------
Total                                         $78,916                $7,252            $254,618            $41,043
                                              =======                ======            ========            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of September 30, 1999, the Company had cash and cash equivalents of $1,403,513 and working capital of $2,301,835. Working capital has increased slightly since December 31, 1998 owing to the profitable operations of the Company over the first nine months of the year.

The Company expects to maintain a sound financial base for the balance of fiscal 1999. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

FINANCIAL RESULTS - THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1998

Sales in the third quarter of 1999 increased 24% from the sales posted in the third quarter of 1998. The increase in sales was due to an increase in our OEM business.

The Company's margins in the third quarter increased from those seen in 1998 (from 49% in 1998 to 57% in 1999). This occurred due to a change in the product mix. It should be noted that pricing is continuing to remain firm on all products.

Operating expenses were higher in the three months ended September 30, 1999 versus the three months ended September 30, 1998 due to increased legal and marketing related expenses. Management anticipates some increase in its operating expenditures during the balance of 1999. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the three months ended September 30, 1999 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and United Kingdom.

Net income for the quarter was $51,086 or $.02 per share. This represents a substantial increase in profitability over the results achieved in the third quarter of 1998.

FINANCIAL RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

Sales in the nine months ended September 30, 1999 increased 25% from the amount posted in the nine months ended in September 30, 1998. This increase is attributable to our receiving increased orders from our OEM accounts.

The Company's margins for the year-to-date period increased 5% over those of last year (from 57% in 1998 to 62% in 1999). This occurred due to a change in the product mix.

Operating expenses were slightly higher for the nine months ended September 30, 1999 versus the nine months ended September 30, 1998 due to increased legal, marketing and ISO 9001 certification related expenditures. Management anticipates some increase in its operating expenditures during the balance of 1999. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the nine months ended September 30, 1999 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net income for the nine months was $254,859 or $.08 per share, representing an increase of 664% from the comparable period in 1998.

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

                       PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on August 8, 1999, the following members were elected to the Board of Directors:


--------------------------------------------------------------------------
                                          Votes              Votes
                                           For              Withheld
--------------------------------------------------------------------------
         Ralph E. Hanson                    3,155,122               0
         George F. Harrington               3,155,122               0
         Derrick Ebden                      3,155,122               0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits: 27.  Financial Data Schedule

         (b)  Reports on Form 8-K:  None

                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PACE MEDICAL, INC.
                                     ------------------------------
                                     (Registrant)

Date: November 12, 1999              /s/ Ralph E. Hanson
      -----------------              ------------------------------
                                     Ralph E. Hanson, President
                                     and Chief Executive Officer
                                     (principal executive officer)

Date: November 12, 1999              /s/ Ralph E. Hanson
      -----------------              ------------------------------
                                     Ralph E. Hanson, Chief
                                     Financial Officer
                                     (principal financial officer)