Form 10KSB
period 1999-12-31
PACE MEDICAL INC
filed 2000-03-30
CIK 814057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

     (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period __________________ to __________________

         Commission file number 0-16257

                               PACE MEDICAL, INC.
        ----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

         Massachusetts                                       04-2867416
         -------------                                      -------------
  (State or other jurisdiction                            (I.R.S. Employer
  incorporation or organization)                         Identification No.)

    391 Totten Pond Road
    Waltham, Massachusetts                                     02451
   ------------------------                                ------------
    (Address of principal                                   (Zip Code)
    executive offices)

         Issuer's telephone number, including area code (781) 890-5656

         Securities registered under Section 12(b) of the Act:

                                                     Name of each exchange on
      Title of each class                               which registered
      ------------------                             ------------------------
             NONE                                              NONE

         Securities registered under Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                     --------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $1,799,386

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 90 days. $2,475,311 as of March 23, 2000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         3,375,870 shares of Common Stock, $.01 par value, as of March 23, 2000.

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

NEW AND PROPOSED PRODUCTS

         The Company generally introduces a new product outside the United States first and, upon the receipt of FDA approval, commences marketing of the product in the United States. Introduction of all of the Company's new products in the United States is subject to FDA approval. See "Current Products" and "Government Regulation". Several new state-of-the art temporary pacing products are in development. The Company intends to file appropriate regulatory submissions with the FDA covering these devices during the year 2000.

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

         During 1999, 77% of the Company's sales were to three customers. During 1998, 75% of the Company's sales were to two customers.

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

PRODUCT LIABILITY AND LIMITS OF INSURANCE COVERAGE

         Because the Company's temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company's liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance. The Company maintains product liability coverage outside the United States with annual limits of L500,000 (approximately $807,500 as of December 31, 1999) per occurrence and in the aggregate. The Company does not have product liability insurance in the United States, and any claim could adversely affect the Company's financial condition and results of operations. The Company believes, based upon management's experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads. However, the cost of recalling its products upon discovery of any material defects would be substantial and could have an adverse effect on the Company and its financial condition and results of operations.

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

         During the years ended December 31, 1998, and December 31, 1999, the Company expended $200,355 and $247,376, respectively, on product development.

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

SOURCES OF SUPPLY

         Many of the components incorporated by the Company in its pacemaker products are produced to its specifications by various suppliers. While it is the Company's policy to qualify a limited number of suppliers of components, the Company maintains a list of alternate sources of supply and intends to maintain a sufficient amount of inventory in order to minimize disruptions if conditions require selecting substitute vendors. The Company believes, based upon management's experience, that alternate sources of supply for most components could be qualified within sufficient time to avoid production delays. The Company purchases approximately 80% of its component parts in the United States with the remainder being purchased in Europe. The failure to obtain necessary quantities of materials or components in a timely fashion from vendors who are sole suppliers would have an adverse effect on the Company.

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

FOREIGN OPERATIONS

         For the years ended December 31, 1998, and December 31, 1999, revenues from foreign customers, including export sales, totaled $730,169 and $753,969, respectively (approximately 45% and 42%, respectively, of net sales). APC Medical assembles a portion of the Company's products in the United Kingdom for shipment to foreign and domestic customers. APC Medical manufactures temporary pacemakers, temporary pacemaker extension cables, and surgical extension cables in its own facility for its foreign customers. See "Notes to Consolidated Financial Statements".

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

         The Company believes that the "Asian crisis" adversely affected the sales of the Company's products during the year 1998. Sales to Asia improved during the year 1999.

EMPLOYEES

         At December 31, 1999, the total number of the Company's full-time employees was 12. APC Medical employed 5 of these employees. The Company believes, based upon management's opinion, that its relations with its employees are satisfactory.

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

         The manufacturers of temporary pacemakers market their products on a direct basis, through manufacturers' representatives and distributors, or to OEM implantable pacemaker manufacturers. The Company intends to expand its share of this OEM market during 2000.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company occupies approximately 3,500 square feet of space in Waltham, Massachusetts, which it uses for offices, engineering and inventory storage. The Company occupies this space pursuant to a lease one-year lease that expires in May, 2000 with an annual basic rent of approximately $64,750.00 or approximately $18.50 per square foot. The Company anticipates that this lease will be renewed for an additional one-year term.

         In addition, APC Medical leases approximately 5,000 square feet of manufacturing and office space located in Welwyn Garden City, Herts, England at a current annual rent of approximately L28,500 ($46,000) or approximately L5.70 ($9.21) per square foot. The lease expires in 2006 and contains provisions requiring upward revision of the rent every five years.

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

                                                                                             CLOSING QUOTE
                                                                                             --------------
Fiscal Year Ended December 31, 1998 (OTC)
                  First Quarter...............................                                   $0.937
                  Second Quarter..............................                                    0.9687
                  Third Quarter...............................                                    0.5312
                  Fourth Quarter..............................                                    0.4375

Fiscal Year Ended December 31, 1999 (OTC)

                  First Quarter...............................                                    0.600
                  Second Quarter..............................                                    0.640
                  Third Quarter...............................                                    1.156
                  Fourth Quarter..............................                                    0.770

         As of March 23, 2000, there were 89 record holders and approximately 350 beneficial holders of the Common Stock.

         The Company has never paid any dividends and does not have any intention of paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Company had cash and cash equivalents of $1,513,514 and working capital of $2,237,931. This contrasts to comparable cash and working capital positions at December 31, 1998 of $1,257,700 and $2,089,997.

         The increase in the Company's liquidity since the beginning of the fiscal year is primarily attributable to improved cash flow from operations. The Company's cash flows have historically tracked its operational results.

         In March, 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 100,000 shares of its common Stock. As of March 15, 2000, 25,000 shares had been repurchased under the program for $18,687.

         Management continues to believe that the current level of working capital coupled with the flexibility of the Company's cost structure, should suffice to ensure that its on-going operations are financed adequately in fiscal 2000. On this basis, management has no immediate plans to seek additional financing. In the long term, however, additional equity financing may be sought to continue to fund research and development and to expand the Company's marketing operation.

         RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998

         Sales increased by 10% from $1,631,167 in 1998 to $1,799,386 in 1999 primarily due to increased orders received from a major OEM customer. Over the past several years, the Company has received FDA approval for several key products - the Model 4800 dual chamber pacing analyzer and the Model 4570 dual-chamber temporary pacemaker. These products contributed substantially to the revenues in 1999.

         Gross margins for 1999 were approximately 64%. This is slightly higher than the 54% margin the Company experienced in 1998 due to changes in product mix, price increases and re-assignment of certain personnel from manufacturing. Management believes margins will remain approximately the same during 2000.

         Operating expenses increased $112,310, or 13% in 1999 to $980,076 from 1998 operating expenses of $867,766. The increase was attributable to costs incurred to obtain ISO 9001 certification, facility expansion, and increases in marketing expenses and fees for professional services. Management believes that operating expenditures will remain essentially unchanged during fiscal year 2000, yet will be sufficient to maintain the Company's research and development efforts.

         The Company has reflected no tax provision on its financial statements for 1999 and 1998 because of its ability to utilize net operating loss carry forwards in both the U.S. and the U.K. Net income was $208,481 or $.06 per diluted share for the year ended December 31, 1999. This contrasts with 1998 net income of $59,440 or $.02 per share. The increase in net income was primarily due to increased sales.

         Management believes that inflation has had no impact on either net sales or income in the previous two years.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133), which the Company will be required to adopt effective January 1, 2001. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, and is, therefore, unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

         FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company's expectations regarding business strategy, pricing, anticipated operating results, operating expenses, and anticipated working capital) may be "forward-looking" statements. The Company's actual results may differ from those stated in any forward-looking statements. Factors that may cause such difficulties include, but are not limited to, risks associated with the introduction of new products, development of markets for new products offered by the Company, the Company's relationships with distributors and OEM's, the economic health of such OEM's, government regulation, competition, and general economic conditions.

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

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Pace Medical, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of Pace Medical, Inc. and its wholly owned subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and of comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Boston, Massachusetts
March 3, 2000

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------


                                                       1999              1998
                                                   -----------      -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $ 1,513,514      $ 1,257,700
  Accounts receivable                                  148,352          231,721
  Accounts receivable - related party                  172,732          119,195
  Inventories:
    Raw materials                                      211,026          255,821
    Work in process                                     78,038          176,999
    Finished goods                                     218,981          160,125
  Prepaid expenses                                      42,775           43,749
                                                   -----------      -----------
           Total current assets                      2,385,418        2,245,310
                                                   -----------      -----------
PROPERTY AND EQUIPMENT:
  Machinery and equipment                               83,644          151,896
  Office furniture, equipment and improvements          36,187           45,184
  Computer equipment                                    56,034           53,873
                                                   -----------      -----------
           Total property and equipment                175,865          250,953

  Less accumulated depreciation
    and amortization                                  (122,515)        (204,823)
                                                   -----------      -----------
            Property and equipment - net                53,350           46,130
                                                   -----------      -----------
OTHER ASSETS - Net                                      73,280           35,183
                                                   -----------      -----------
TOTAL ASSETS                                       $ 2,512,048      $ 2,326,623
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $    77,788      $   114,823
  Accrued expenses                                      69,699           40,490
                                                   -----------      -----------
           Total current liabilities                   147,487          155,313
                                                   -----------      -----------
COMMITMENTS AND CONTINGENCIES
  (Notes 1 and 3)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized,
    5,000,000 shares; issued and outstanding,
    3,400,850 shares in 1999 and 1998                   34,009           34,009
  Additional paid-in capital                         3,147,151        3,147,151
  Accumulated other comprehensive income                89,606          104,836
  Accumulated deficit                                 (887,518)      (1,095,999)
                                                   -----------      -----------
           Subtotal                                  2,383,248        2,189,997

  Treasury stock, at cost (25,000 shares)              (18,687)         (18,687)
                                                   -----------      -----------
         Total shareholders' equity                  2,364,561        2,171,310
                                                   -----------      -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                             $ 2,512,048      $ 2,326,623
                                                   ===========      ===========

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------


                                              1999           1998
NET SALES:
  Customers                               $1,098,675     $  963,900
  Related party                              700,711        667,267
                                          ----------     ----------
        Total net sales                    1,799,386      1,631,167
COST OF SALES                                651,433        750,621
                                          ----------     ----------
GROSS PROFIT                               1,147,953        880,546
OPERATING EXPENSES:
  Selling, general and administrative        732,700        667,411
  Engineering/development                    247,376        200,355
                                          ----------     ----------

INCOME FROM OPERATIONS                       167,877         12,780

OTHER INCOME, Primarily interest              40,604         46,660
                                          ----------     ----------
NET INCOME                                $  208,481     $   59,440
                                          ==========     ==========
NET INCOME PER SHARE:
  Basic                                   $     0.06     $     0.02
                                          ==========     ==========
  Diluted                                 $     0.06     $     0.02
                                          ==========     ==========


See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  AND OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

                                                                                                                         ACCUMULATED
                                  COMMON STOCK       ADDITIONAL                                  OTHER                     TOTAL
                               -------------------    PAID-IN    ACCUMULATED  COMPREHENSIVE  COMPREHENSIVE  TREASURY   SHAREHOLDERS'
                               SHARES      VALUE      CAPITAL      DEFICIT       INCOME        INCOME        STOCK        EQUITY
                               ---------   -------   ----------   -----------  -----------  --------------  --------   ------------
BALANCES, JANUARY 1, 1998      3,400,850   $34,009   $3,147,151   $(1,155,439)               $ 102,899      $   --      $2,128,620

  Purchases of treasury stock       --        --           --            --                       --          (18,687)     (18,687)
  Net income                        --        --           --          59,440    $  59,440        --             --         59,440

  Cumulative translation
    adjustments                     --        --           --            --          1,937       1,937           --          1,937
                               ---------   -------   ----------   -----------  -----------  --------------  --------   ------------
  Comprehensive income                                                           $  61,377
                                                                                 =========

BALANCES, DECEMBER 31, 1998    3,400,850    34,009    3,147,151    (1,095,999)                 104,836        (18,687)   2,171,310

  Net income                        --        --           --         208,481    $ 208,481        --             --        208,481

  Cumulative translation
    adjustments                     --        --           --            --        (15,230)    (15,230)          --        (15,230)
                               ---------   -------   ----------   -----------  -----------  --------------  --------   ------------
  Comprehensive income                                                           $ 193,251
                                                                                 =========
BALANCES, DECEMBER 31, 1999    3,400,850   $34,009   $3,147,151   $  (887,518)               $  89,606       $(18,687)  $2,364,561
                               =========   =======   ==========   ===========                =========       =========  ==========


            See notes to consolidated financial statements

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------


                                                                     1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $   208,481    $    59,440
  Adjustments to reconcile net income to cash provided by
    (used for) operating activities:
      Depreciation and amortization                                20,584         23,361
      Write-off of patent costs                                        --          3,300
      Unrealized foreign exchange transaction losses               (5,401)          (600)
      Changes in assets and liabilities:
        Accounts receivable                                        26,428         67,081
        Prepaid expenses                                             (168)          (322)
        Inventories                                                81,389       (161,951)
        Accounts payable                                          (36,867)       (14,737)
        Accrued expenses                                           29,854         13,762
        Due to officer                                                 --         (7,110)
                                                              -----------    -----------
           Cash provided by (used for) operating activities       324,300        (17,776)

CASH FLOWS USED IN INVESTING ACTIVITIES - Purchases of
  property and equipment                                          (66,643)       (25,089)

CASH FLOWS USED IN FINANCING ACTIVITIES - Purchases of
  treasury stock                                                       --        (18,687)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (1,843)           600
                                                              -----------    -----------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                 255,814        (60,952)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    1,257,700      1,318,652
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 1,513,514    $ 1,257,700
                                                              ===========    ===========


See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION - The consolidated financial statements include the accounts of Pace Medical, Inc. and its wholly owned subsidiary, APC Medical Ltd. ("APC"), a United Kingdom company ("Pace" or the "Company"). The Company manufactures and sells temporary external pacemakers, related accessories and temporary heart pacemaker leads to various customers throughout the world. All intercompany transactions, balances and profits are eliminated.

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

      PRODUCT LIABILITY AND LIMITS OF INSURANCE COVERAGE - Because the Company's temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company's liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance. The Company maintains product liability coverage outside the United States with annual limits of L500,000 (approximately $807,500 as of December 31, 1999) per occurrence and in the aggregate. The Company does not have product liability insurance in the United States. The Company believes, based upon management's experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads. Management does not expect that any potential claims would have a material impact on the financial condition or the results of operations. No provision has been made in the consolidated financial statements for this matter.

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

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is recorded under the straight-line method based on the estimated useful lives of the related assets, ranging from three to seven years. Repairs and maintenance are expensed as incurred, while costs of betterments are capitalized. Depreciation expense approximated $15,900 and $16,800 for the years ended December 31, 1999 and 1998, respectively.

      OTHER ASSETS - Other assets consist of patent and deferred tooling costs, which are amortized using the straight-line method, primarily over ten and five years, respectively. Amortization expense for 1999 and 1998 aggregated approximately $4,700 and $9,900, respectively. Accumulated amortization aggregated $30,900 and $26,200 at December 31, 1999 and 1998, respectively. During 1998, the Company wrote off certain patent costs aggregating approximately $3,300.

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

      INCOME PER SHARE - The Company determines basic net income per share using the weighted-average common shares outstanding for the year. The shares used to determine diluted net income per share include the shares used in the calculation of basic net income per share plus dilutive weighted-average options and warrants outstanding during the year using the treasury stock method.

      COMPREHENSIVE INCOME - Comprehensive income includes net income and foreign currency translation adjustments.

      STOCK-BASED COMPENSATION - Compensation expense associated with awards of stock or options to employees is measured using the intrinsic value method. Compensation expense associated with awards to nonemployees is measured using the fair value method.

      CONCENTRATION OF CREDIT RISK - The Company sells its products primarily to a limited number of distributors (see Note 7). The Company generally requires no collateral from its distributors.

      NEW ACCOUNTING PRONOUNCEMENTS - During 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that the Company implement this statement in fiscal year 2001. Management has not completed its evaluation of SFAS No. 133 and is therefore unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

2.    RELATED-PARTY TRANSACTIONS

      In March 1990, the Company entered into an agreement with APC Cardiovascular Ltd. ("Cardiovascular"). This agreement specified that Cardiovascular would act as Pace's distributor in the United Kingdom. A director of Cardiovascular is also a director of Pace. Sales to Cardiovascular amounted to $700,711 and $667,257 in 1999 and 1998, respectively (Customer A, see Note 7). Receivables from Cardiovascular at December 31, 1999 and 1998 were $172,732 and $119,195, respectively.

3.    COMMITMENTS

      LEASE OBLIGATIONS - APC leases its plant and office facility under an operating lease which expires in 2006. The lease agreement specifies that the rent will be L28,500 ($46,000 at December 31, 1999) per year and that it may be revised every five years commencing in 1996. The lease also requires payment of a pro rata share of insurance and maintenance costs in addition to the rental payment. Future minimum rental payments under the lease total approximately $50,000 in each of the next five years and $90,000 in the aggregate thereafter. Pace leases a facility in the United States on a tenant-at-will basis at an annual rate of approximately $57,000.

      Rental expense for all operating leases, including leases with terms of less than one year, amounted to approximately $103,000 and $93,400 in 1999 and 1998, respectively.

      CONTRACTS - The Company has entered into a three-year employment agreement with its chairman that provides for annual compensation of $125,000. The agreement expires on May 31, 2001.

4.    INCOME TAXES

      There was no tax expense recorded in 1999 and 1998 due to the application of net operating loss carryforwards previously reserved against current period taxable income. The components of the tax provision are as follows for the year ended December 31:

                                         1999         1998
Deferred expense (benefit):
  Federal                              $(15,000)   $(47,700)
  State                                  (4,700)    (15,000)

  Foreign                                65,000      65,000
Decrease in valuation allowance, net    (45,300)     (2,300)
                                        -------      ------
Income tax expense                     $     --    $     --
                                       ========    ========

      Deferred tax assets and liabilities at December 31 were as follows:

                                      1999         1998
Net operating loss carryforwards   $ 509,000    $ 537,000
Research and development credits     175,000      177,000
Inventory                             19,000       17,600
Depreciation and amortization         (3,400)      (3,600)
Other                                    900        1,300
                                   ---------    ---------
                                   $ 700,500    $ 729,300
                                   =========    =========


      Deferred tax assets have been fully reserved. The net change in the valuation allowance in 1999 and 1998 of $(45,300) and $(2,300), respectively, was due to the utilization of certain net operating loss carryforwards in the United Kingdom and the expiration of certain tax credits in the United States.

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

5.    SHAREHOLDERS' EQUITY

      STOCK OPTIONS AND WARRANTS - The Company's nonqualified stock option plan was established in 1986 and provides for the granting of options for up to 200,000 shares of its common stock (shares have been reserved for the same amount). To date, options totaling 200,000 shares have been granted pursuant to this plan and no further options may be granted. In addition, during 1999 and 1998, the Board of Directors authorized and options were granted to purchase 20,000 and 35,000 shares, respectively, of common stock under nonqualified stock option agreements. Options may be granted at not less than fair market value of the Company's common stock on the date of grant, vest at the date of grant and are of a five-year duration. A summary of all stock option activity is as follows:

                                                            WEIGHTED-         WEIGHTED-
                                                  NUMBER    AVERAGE           AVERAGE
                                                   OF       EXERCISE            FAIR
                                                 OPTIONS     PRICE             VALUE
Outstanding and exercisable, January 1 and
  December 31, 1998                              226,000   $   0.50
  Granted                                         20,000       0.50$            .49
  Exercised                                           --
  Expired                                             --
                                                ---------
Outstanding and exercisable, December 31, 1999   246,000       0.50
                                                =========



      At December 31, 1999, the options outstanding and exercisable had an exercise and weighted-average exercise price of $.50 and weighted-average remaining contractual lives of 1.49 years.

      The fair value of options on their grant date for stock options was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                                                     1999            1998
Risk-free interest rate                                                              5.0%             5.70%
Expected life of option grants                                                  4.5 years         4.5 years
Expected volatility of underlying stock                                               93%               91%
Expected dividend payment rate                                                        --                --


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

      As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. If the Company had used the fair value method for all options to measure compensation, reported net income and earnings per share would have been as follows:

                                                                                  1999           1998
Net income:
  As reported                                                                     $208,481         $59,440
  Pro forma                                                                        198,164          47,036

      If the Company had used the fair value method, basic and diluted net income per share would have been $0.06 and $0.01 for the years ended December 31, 1999 and 1998, respectively.

      STOCK REPURCHASE PROGRAM - In March 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 100,000 shares of its common stock. As of December 31, 1999, 25,000 shares had been repurchased under the program for $18,687.

6.    NET INCOME PER SHARE

      The following table sets forth the computation of basic and diluted net income per share:

                                                                Year Ended December 31,
                                                                1999              1998
Net income                                                    $ 208,481         $  59,440
                                                              ===========       =========
Weighted-average shares outstanding                           3,375,850         3,388,466
Effect of dilutive securities                                    80,746            59,063
                                                              ----------         --------
Total shares                                                  3,456,596         3,447,529
                                                              ==========         ========
Basic net income per share                                     $   0.06          $   0.02
                                                              ==========         ========
Diluted net income per share                                   $   0.06          $   0.02
                                                              ==========         ========

7.    GEOGRAPHIC, SEGMENT AND CUSTOMER DATA

      The Company primarily manages its business based on geographic regions consisting of the United States and the United Kingdom through which it sells its external pacing devices and accessories. Geographic and segment data is set forth in the following table:

                                       United         United
                                       States         Kingdom    Eliminations  Consolidated
1999

Sales and transfers                $ 1,186,228    $   891,461   $  (278,303)   $ 1,799,386
Depreciation and amortization           10,893          9,691            --         20,584
Net operating income (loss)            (65,812)       230,717         2,972        167,877
Other income, primarily interest        37,434          3,170            --         40,604
Capital expenditures                    44,958         21,685            --         66,643
Long-lived assets                       87,415         39,215            --        126,630
Total assets                         1,717,708        798,063        (3,723)     2,512,048


1998

Sales and transfers                $   993,586    $   814,839   $  (177,258)   $ 1,631,167
Depreciation and amortization           12,631         10,730            --         23,361
Net operating income (loss)           (195,694)       197,047        11,427         12,780
Other income, primarily interest        40,222          6,486            --         46,708
Capital expenditures                     9,314         15,775            --         25,089
Long-lived assets                       53,349         27,964            --         81,313
Total assets                         1,781,020        547,130        (1,527)     2,326,623


      Transfers between areas are valued at cost plus a markup. Direct sales to foreign customers from domestic operations were not material.

      Sales to major customers were as follows:

                                                                          Years Ended December 31,
                                                                      1999                             1998
                                                                  Amount     Percent               Amount     Percent
Customer A (related party)                                      $ 700,711      39%               $ 667,257      41%
Customer B                                                        353,600      20                  560,000      34
Customer C                                                        323,000      18                   78,000       5



                                                     * * * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company are as follows:

      NAME                     AGE                     POSITION
      ----                     ---                     --------
Ralph E. Hanson                 71            President, Chief Executive
                                              Officer, Treasurer, and
                                              Chairman of Board of
                                              Directors

Derrick Ebden                   49            Director

Drusilla F. Hays                50            Vice President and Clerk

George F. Harrington            63            Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the federal securities laws, the Company's directors and executive officers and any other persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission. During the fiscal year ended December 31, 1999, all of these filing requirements were satisfied. In making these disclosures, the Company has relied solely on written representations of its directors, executive officers, and ten percent stockholders, and copies of reports that they have filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION.

         1.  SUMMARY OF ANNUAL COMPENSATION

         The table set forth below shows the annual compensation for the three fiscal years ended December 31, 1999 paid by the Company to its President and Chief Executive Officer (the "named executive officer"). No other executive officer received a total annual salary and bonus in excess of $100,000 in any such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                    --------------------------------------------  ----------------------
                                                                                         AWARDS
NAME AND                                                                               SECURITIES
PRINCIPAL                                                          OTHER ANNUAL        UNDERLYING
POSITION                    YEAR    SALARY($)       BONUS($)     COMPENSATION($)       OPTIONS (#))
---------                   ----    ---------       --------     ---------------       -------------
Ralph E.                    1999     127,688          --               --                    --
Hanson,                     1998     121,401          --               --                    --
Chief Executive             1997     125,256          --               --                    --
Officer

         2.  STOCK OPTIONS

         The table set forth below shows information regarding the value of unexercised stock options held by the named executive officer at December 31, 1999.

                                 AGGREGATE OPTION VALUES AT FISCAL YEAR END
                         ------------------------------------------------------
                              NUMBER OF SECURITIES              VALUE OF
                              UNDERLYING UNEXERCISED       UNEXERCISED IN-THE-
                              OPTIONS AT FY-END (#)         MONEY OPTIONS AT
NAME                      EXERCISABLE     UNEXERCISABLE       FY-END (1)
----                      -----------     -------------    --------------------
Ralph E. Hanson              50,000               0              13,500


           (1) Represents the fair market value of the Company's Common Stock on December 31, 1999 ($.0.77 per share based on the closing quote on such date on the OTC Bulletin Board) minus the exercise price per share, of the exercisable options, multiplied by the number of shares subject to the option.

         Mr. Hanson was not granted any options or other equity-based compensation during the fiscal year ended December 31, 1999 and did not exercise any options during such fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         1.  CERTAIN BENEFICIAL OWNERS.

         As of March 15, 2000, the only stockholders known to the Company to be the beneficial owners of more than 5% of the Company's outstanding shares of Common Stock were Ralph E. Hanson, who is a director, and Paul J. LaRaia, M.D. of 45 Ravine Road, Wellesley, Massachusetts 02481, who is the beneficial owner of 331,000 shares of Common Stock or 9.7% of the outstanding Common Stock. The number of shares owned beneficially by Mr. Hanson and the percentage of the outstanding Common Stock represented by such shares is set forth in tabular form below.

         2.  BENEFICIAL OWNERSHIP OF MANAGEMENT.

         Each of the persons named in the following table has furnished the respective information shown:

                                                              SHARES
                                                            BENEFICIALLY
NAME, ADDRESS, &                                            OWNED AS OF
 OFFICES HELD WITH                                            MARCH 15,                   PERCENTAGE
 THE COMPANY                                                    2000                      OF CLASS
--------------------                                      -----------------             ------------
Ralph E. Hanson.....................                         855,000(1)                   24.8%
 Pace Medical, Inc.
 391 Totten Pond Road
 Waltham, MA 02154
 President, Chief Executive
 Officer, Treasurer, and
 Chairman of the Company

Derrick Ebden.......................                          99,000(2)                    2.9%
 APC Cardiovascular Ltd.
 18 Macon Court
 Macon Way
 Crewe
 Cheshire CW1 1EA, England
 Managing Director of APC
 Cardiovascular Ltd.

George F. Harrington................                         102,000(3)                    3.0%
 Boston Equity Management Co.
 13 Waldron Court
 Marblehead, MA  01945
 Director of the Company

Directors and Officers as a Group...                       1,164,000(4)                   32.7%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In March, 1990, the Company entered into an agreement with APC Cardiovascular Ltd. ("Cardiovascular"), a company in which Derrick Ebden, a Director of the Company, is Managing Director and a principal stockholder, pursuant to which Cardiovascular was appointed the sole distributor of the Company's products outside of North and South America on normal trade terms. Such agreement does not have a fixed term, but is terminable by either party upon one year's advance written notice. Prior to leaving the employment of the Company in March, 1990 in connection with the Company's downsizing of its operations in the United Kingdom, Mr. Ebden had been in charge of the Company's marketing efforts outside of North and Central America through the Company's subsidiary, APC Medical Ltd. The Company made sales to Cardiovascular of approximately $700,711 during 1999 and $667,257 during 1998. All such sales were made on normal trade terms.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       EXHIBITS.

3.1         Restated Articles of Organization of the Registrant.
3.2         By-laws of the Registrant, as amended.
4.1         Specimen Certificate for shares of Common Stock, $.01  par value.
10.1     *  1986 Non-Qualified Stock Option Plan, as amended.
10.2     *  Form of Non-Qualified Stock Option Agreement.
10.3        License to Assign Lease among The John Laing Pension Trust Limited,
            Data Design Techniques Limited and D.D.T. Maintenance Limited, and
            APC Medical Ltd. - previously filed as an exhibit to the
            Registrant's Annual Report on Form 10-K for the year ended December
            31, 1989 and incorporated herein by this reference.
10.4        Distributor Agreement dated as of March 12, 1990 with APC Cardiovascular Ltd.

10.5      * Form of Non-Qualified Stock Option Agreement - previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the
            year ended December 31, 1995 and incorporated herein by this reference
10.6      * Employment Agreement dated as of June 1, 1998 with Ralph E. Hanson previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 and incorporated herein by this reference.
22          Subsidiaries of the Registrant.
27.1        Financial Data Schedule - filed herewith.

         Unless otherwise specified, all of the foregoing exhibits were filed as exhibits to the Company's Registration Statement on Form S-18, No. 33-13927-B, as amended, and are incorporated herein by this reference.

         *Management contract or compensatory plan or arrangement.

b.       REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           (Registrant)                 PACE MEDICAL, INC.

                                        By: /s/ RALPH E. HANSON
                                            -----------------------------------
                                            Ralph E. Hanson, President

                                            Date  March 30, 2000

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            /s/ RALPH E. HANSON
                                            -----------------------------------
                                            Ralph E. Hanson, Director, Principal
                                            Executive, Financial, and Accounting
                                            Officer

                                            Date  March 30, 2000


                                            /s/ GEORGE F. HARRINGTON
                                            -----------------------------------
                                            George F. Harrington, Director

                                            Date  March 30, 2000


                                            /s/ DERRICK EBDEN
                                            -----------------------------------
                                            Derrick Ebden, Director

                                            Date  March 30, 2000