Form 10QSB
period 2000-03-31
PACE MEDICAL INC
filed 2000-05-16
CIK 814057

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        MARCH 31, 2000
                                        ------------------------------

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________________to_________________.

         Commission file number                      0-16257
                                ------------------------------------------

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

                                 (781) 890-5656
                                 --------------
                           (Issuer's telephone number,
                              including area code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2000.

         3,375,870 shares of Common Stock, par value $.01 per share

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     a) Condensed Consolidated Balance Sheets

     b) Condensed Consolidated Income Statements

     c) Condensed Consolidated Statements of Cash Flows

     d) Notes to Condensed Consolidated Financial Statements

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                        MARCH 31, 2000   DECEMBER 31, 1999
                                        --------------   -----------------
                                         (Unaudited)      (See note below)
ASSETS

Current assets:
Cash and cash equivalents                 $ 1,455,243       $ 1,513,514
Accounts receivable                           446,667           321,084
Inventories:
 Raw materials                                208,580           211,026
 Work-in-process                              124,625            78,038
 Finished goods                               149,359           218,981
                                          -----------       -----------
                                              482,564           508,045
Other current assets                           44,123            42,775
                                          -----------       -----------
   Total current assets                     2,428,597         2,385,418
Plant and equipment, net                      113,152            53,350
Other assets                                    3,972            73,280
                                          -----------       -----------
TOTAL ASSETS                              $ 2,545,721       $ 2,512,048
                                          ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                          $    41,030       $    77,788
Accrued expenses                               65,422            69,699
                                          -----------       -----------
    Total current liabilities                 106,452           147,487
                                          -----------       -----------

Shareholders' equity:
Common stock                                   34,009            34,009
Additional paid-in capital                  3,147,151         3,147,151
Cumulative translation
 adjustment                                    79,327            89,606
Accumulated deficit                          (802,531)         (887,518)
                                          -----------       -----------
                                            2,457,956         2,383,248
                                          -----------       -----------
Less Treasury Stock, at Cost                  (18,687)          (18,687)
                                          -----------       -----------
    Total Shareholders' Equity              2,439,269         2,364,561
                                          -----------       -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                     $ 2,545,721       $ 2,512,048
                                          ===========       ===========


Note: The balance sheet at December 31, 1999 has been taken from the audited financial statements at that date.


     See accompanying notes to condensed consolidated financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                FOR THE THREE MONTHS
                                   ENDED MARCH 31
                                   --------------
                                2000           1999
                                ----           ----
Net Sales                     $440,208      $519,915

Cost of sales                  179,476       212,104
                              --------      --------

                               260,732       307,811


Other operating expenses       190,580       214,046
                              --------      --------

Income from operations          70,152        93,765


Other income                    14,835        10,581
                              --------      --------

Net income                    $ 84,987      $104,346
                              ========      ========

Net income per share:

           Basic              $    .03      $    .03
                              ========      ========

           Diluted            $    .02      $    .03
                              ========      ========



     See accompanying notes to condensed consolidated financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                       -----------------------------
                                                                 MARCH 31
                                                       -----------------------------
                                                           2000             1999
                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                         $    84,987       $   104,346
    Adjustments to reconcile
      net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                        3,918             6,000
    Change in assets and
        liabilities, net:                                  (83,457)          (80,273)
                                                       -----------       -----------

    Net cash (used in) provided by
        operating activities                                 5,448            30,073

CASH FLOWS FROM INVESTING ACTIVITIES -

    Purchases of property and equipment                    (63,719)          (44,194)

CASH FLOW FROM FINANCING ACTIVITIES -                            -                 -
                                                       -----------       -----------

NET INCREASE (DECREASE) IN CASH                            (58,271)          (14,121)
  AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                               $ 1,513,514       $ 1,257,700
                                                       -----------       -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                     $ 1,455,243       $ 1,243,579
                                                       ===========       ===========



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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of March 31, 2000 and the results of their operations for the three months ended March 31, 2000 and March 31, 1999 and their cash flows for the three months ended March 31, 2000 and March 31, 1999.

3. The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended March 31, 2000 or 1999. Cost of sales for such periods was calculated primarily using standard cost methods.

4. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

5. The denominator used to determine basic net income (loss) per share includes the weighted average common shares outstanding during the quarter. The denominator used to determine diluted net income per share includes the shares used in the calculation of basic net income per share plus the weighted average options outstanding during the period using the treasury-stock method.


                                             THREE MONTHS ENDED
                                                  MARCH 31
                                                  --------
                                            2000            1999
                                            ----            ----
Net Income                               $   84,987      $  104,346
                                         ==========      ==========

Weighted-average shares outstanding       3,375,870       3,375,870
Effect of dilutive securities               101,957          34,578
                                         ----------      ----------
Total shares                              3,477,827       3,410,448
                                         ==========      ==========


Basic net income per share               $     0.03      $     0.03
                                         ==========      ==========

Diluted net income per share             $     0.02      $     0.03
                                         ==========      ==========


6. The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:


                                         THREE MONTHS ENDED
                                              MARCH 31
                                              --------
                                        2000            1999
                                        ----            ----
Net Income                           $  84,987       $ 104,346

Currency Translation Adjustment        (10,279)        (15,433)
                                     ---------       ---------

Total                                $  74,708       $  88,913
                                     =========       =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of March 31, 2000, the Company had cash and cash equivalents of $1,455,243 and working capital of $2,322,145. Working capital has increased slightly since December 31, 1999 owing to the profitable operations of the Company over the first three months of the year.

The Company expects to maintain a sound financial base for the balance of fiscal 2000. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

FINANCIAL RESULTS - THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

Sales in the first quarter of 2000 decreased 15% from the sales posted in the first quarter of 1999. The decrease in sales was due to a decrease in our OEM business.

The Company's margins in the first quarter were consistent with those seen in 1999 (59% in 1999 and 59% in 2000).

Operating expenses were lower in the three months ended March 31, 2000 versus the three months ended March 31, 1999. Management anticipates some increase in its operating expenditures during the balance of 2000.

No tax provision was recorded for the three months ended March 31, 2000 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and United Kingdom.

Net income for the quarter was $84,987 or $.03 per share in contrast to $104,346 or $0.03 per share in the first quarter of 1999.

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


                                                       PACE MEDICAL, INC.
                                                 ------------------------------
                                                          (Registrant)


Date:    MAY 15, 2000                            /s/ RALPH E. HANSON
       ---------------                           ------------------------------
                                                 Ralph E. Hanson, President
                                                  and Chief Executive Officer
                                                  (principal executive officer)


Date:    MAY 15, 2000                            /s/ RALPH E. HANSON
       ---------------                           ------------------------------
                                                 Ralph E. Hanson, Chief
                                                  Financial Officer
                                                  (principal financial officer)