Form 10QSB
period 2000-06-30
PACE MEDICAL INC
filed 2000-08-14
CIK 814057

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         (Mark One)

         /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        JUNE 30, 2000

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to                 .
                                      -------------    ----------------

       Commission file number     0-16257
                              -----------------

                               PACE MEDICAL, INC.

        (Exact name of small business issuer as specified in its charter)

       MASSACHUSETTS                                    04-2867416
-------------------------------                      ----------------
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

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2000.

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

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                         JUNE 30, 2000   DECEMBER 31, 1999
                                         -------------   -----------------
                                         (Unaudited)     (See note below)


ASSETS

Current assets:

Cash and cash equivalents                $ 1,473,001        $ 1,513,514
Accounts receivable                          331,310            321,084
Inventories:
 Raw materials                               205,143            211,026
 Work-in-process                              98,112             78,038
 Finished goods                              184,235            218,981
                                         -----------        -----------
                                             487,490            508,045
Other current assets                          23,241             42,775
                                         -----------        -----------
   Total current assets                    2,315,042          2,385,418
Plant and equipment, net                      83,570             53,350
Other assets                                  32,587             73,280
                                         -----------        -----------
TOTAL ASSETS                             $ 2,431,199        $ 2,512,048
                                         -----------        -----------
                                         -----------        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable                         $    56,287        $    77,788
Accrued expenses                              21,754             69,699
                                         -----------        -----------
    Total current liabilities                 78,041            147,487
                                         -----------        -----------
Shareholders' equity:

Common stock                                  34,009             34,009
Additional paid-in capital                 3,147,151          3,147,151
Cumulative translation
  adjustment                                  45,541             89,606
Accumulated deficit                         (854,856)          (887,518)
                                         -----------        -----------
                                           2,371,845          2,383,248
                                         -----------        -----------
Less Treasury Stock, at Cost                 (18,687)           (18,687)
                                         -----------        -----------
    Total Shareholders' Equity             2,353,158          2,364,561
                                         -----------        -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                    $ 2,431,199        $ 2,512,048
                                         -----------        -----------
                                         -----------        -----------


Note: The balance sheet at December 31, 1999 has been taken from the audited financial statements at that date.

      See accompanying notes to condensed consolidated financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                    FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                        ENDED JUNE 30              ENDED JUNE 30
                                  ------------------------     -------------------------
                                    2000            1999        2000              1999
                                    ----            ----        ----              ----
Net Sales                         $ 248,263       $431,229      $688,471     $ 951,144

Cost of sales                       103,881        126,287       283,356       338,391
                                  ---------      ---------     ---------     ---------

                                    144,382        304,942       405,115       612,753

Other operating expenses            211,555        216,067       402,135       430,113
                                  ---------      ---------     ---------     ---------

Income (loss) from operations       (67,173)        88,875         2,980       182,640


Other income                         14,848         10,551        29,682        21,132
                                  ---------      ---------     ---------     ---------

Net income (loss)                   (52,325)     $  99,426     $  32,662     $ 203,772
                                  ---------      ---------     ---------     ---------
                                  ---------      ---------     ---------     ---------

Net income (loss) per share:

           Basic                  ($    .02)     $     .03     $     .01     $     .06
                                  ---------      ---------     ---------     ---------
                                  ---------      ---------     ---------     ---------

           Diluted                ($    .02)     $     .03     $     .01     $     .06
                                  ---------      ---------     ---------     ---------
                                  ---------      ---------     ---------     ---------


     See accompanying notes to condensed consolidated financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                       ----------------------------
                                                           2000              1999
                                                           ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                        $    32,662      $   203,772
    Adjustments to reconcile
      net income to net cash
      (Used in) provided by operating activities:

        Depreciation and amortization                      15,563            9,717
    Change in assets and
        liabilities, net:                                 (83,649)          (2,678)
                                                      -----------      -----------

    Net cash (used in) provided by
        operating activities                              (35,424)         210,811

CASH FLOWS FROM INVESTING ACTIVITIES --

    Purchases of property and equipment                    (5,089)         (71,064)

NET INCREASE (DECREASE) IN CASH AND                       (40,513)         139,747
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                              $ 1,513,514      $ 1,257,700
                                                      -----------      -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                    $ 1,473,001      $ 1,397,447
                                                      -----------      -----------
                                                      -----------      -----------

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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of June 30, 2000 and the results of their operations for the three and six months ended June 30, 2000 and June 30, 1999 and their cash flows for the six months ended June 30, 2000 and June 30, 1999.

3. The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended June 30, 2000 or 1999. Cost of sales for such periods was calculated primarily using standard cost methods.

4. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

5. The denominator used to determine basic net income per share includes the weighted average common shares outstanding during the quarter. The denominator used to determine diluted net income per share includes the shares used in the calculation of basic net income per share plus the weighted average options outstanding during the period using the treasury-stock method.


                                         FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                         ----------------------------------------
                                          INCOME             SHARES       PER SHARE
                                        (NUMERATOR)      (DENOMINATOR)      AMOUNT
                                        -----------      -------------    ---------
Net Income (loss)                       $ (52,325)

Weighted-average shares outstanding          -           3,375,870
                                        ---------        ---------

Basic net income (loss) per share       $ (52,325)       3,375,870       ($  0.02)
Effect of dilutive securities                -                           =========
                                        ---------        ---------

Diluted net income (loss) per share     $ (52,325)       3,375,870       ($  0.02)
                                        ---------        ---------       --------
                                        ---------        ---------       --------


                                        FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                        ----------------------------------------
                                          INCOME           SHARES         PER SHARE
                                        (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                        -----------     -------------     ---------
Net Income                              $99,426

Weighted-average shares outstanding       -              3,375,870
                                        -------          ---------

Basic net income per share              $99,426          3,375,870         $ 0.03
                                                                           ------
                                                                           ------

Effect of dilutive securities            -                  62,232
                                        -------        -----------

Diluted net income per share            $99,426          3,438,102         $ 0.03
                                        -------        -----------         ------
                                        -------        -----------         ------



                                        FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                        -----------------------------------------
                                          INCOME          SHARES        PER SHARE
                                        (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                        -----------    -------------    ---------
Net Income                               $32,662

Weighted-average shares outstanding         -            3,375,870
                                         -------         ---------

Basic net income per share               $32,662         3,375,870        $ 0.01
                                                                          ------
                                                                          ------
Effect of dilutive securities               -              103,245
                                         -------         ---------

Diluted net income per share             $32,662         3,479,115        $ 0.01
                                         -------         ---------        ------
                                         -------         ---------        ------



                                            FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                         -------------------------------------------
                                            INCOME          SHARES        PER SHARE
                                         (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                         -----------     -------------     ------
Net Income                                $203,772

Weighted-average shares outstanding           -           3,375,870
                                         ---------        ---------

Basic net income per share                $203,772        3,375,870         $ 0.06
                                                                            ------
                                                                            ------

Effect of dilutive securities                 -              48,405
                                         ---------        ---------

Diluted net income per share              $203,772        3,424,275         $ 0.06
                                         ---------        ---------         ------
                                         ---------        ---------         ------

6. The Company has adopted the provisions of SFAS No. 130," Reporting Comprehensive Income". Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 is as follows:


                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                   -------------------------          -------------------------
                                                           JUNE 30,                          JUNE 30,
                                                   -------------------------          -------------------------
                                                     2000            1999              2000              1999
                                                     ----            ----              ----              ----
Net Income (loss)                                  $(52,325)        $ 99,426           $32,662        $203,772

Currency Translation Adjustment                     (33,786)         (12,638)          (44,065)        (28,072)
                                                   --------          -------          --------         -------

Total                                              $(86,111)         $86,788          $(11,403)        $175,700
                                                   --------          -------          --------         -------
                                                   --------          -------          --------         -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of June 30, 2000, the Company had cash and cash equivalents of $1,473,001 and working capital of $2,237,001. Working capital decreased $930 since December 31, 1999 owing to the timing of cash receipts and payments. The Company's cash flows have historically tracked its operational results.

The Company expects to maintain a sound financial base for the balance of fiscal 2000. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

FINANCIAL RESULTS - THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED

JUNE 30, 1999

Sales in the second quarter of 2000 decreased 42% from the sales posted in the second quarter of 1999. The decrease in sales was caused by lower volume of products shipped to its OEM accounts and a distributor.

The Company's margins in the second quarter were lower than those attained in 1999 (from 71% in 1999 to 58% in 2000). This occurred due to a change in the product mix. It should be noted that pricing is continuing to remain firm on all products.

Operating expenses were lower in the three months ended June 30, 2000 versus the three months ended June 30, 1999. Management anticipates some increase in its operating expenditures during the balance of 2000.

No tax benefit was recorded for the three months ended June 30, 2000 owing to uncertainty regarding the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net loss for the quarter was $52,325 or $.02 per share, representing a decrease of $151,751 from the comparable quarter in 1999.

FINANCIAL RESULTS - SIX MONTHS ENDED JUNE 30, 2000 VERSUS
                    SIX MONTHS ENDED JUNE 30, 1999

Sales in the six months ended June 30, 2000 decreased from the amount posted in the six months ended in June 30, 1999. The decrease in sales is primarily attributed to lower volumes of products shipped to its OEM accounts and a distributor. The Company expects this situation to continue during the second half of fiscal 2000.

The Company's margins for the year-to-date period were slightly lower than those achieved in the first half of 1999 (from 64% in 1999 to 59% in 2000). This occurred due to a change in the product mix. It should be noted that pricing continued to remain firm on all products.

Operating expenses were lower for the six months ended June 30, 2000 versus the six months ended June 30, 1998. Management anticipates some increase in its operating expenditures during the balance of 2000.

No tax provision was recorded for the six months ended June 30, 2000 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net income for the six months was $32,662 or $.01 per share, representing a decrease of $171,110 from the comparable period in 1999.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on June 1, 2000, the following members were elected to the Board of Directors:


                                        VOTES            VOTES
                                          FOR          WITHHELD
                                        -----          --------

         Ralph E. Hanson             3,223,072            0
         George F. Harrington        3,223,072            0
         Derrick Ebden               3,223,072            0


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

                                                  PACE MEDICAL, INC.
                                           ----------------------------------
                                                     (Registrant)

Date:    AUGUST 14, 2000                   /s/ RALPH E. HANSON
       ------------------                  ----------------------------------
                                           Ralph E. Hanson, President
                                           and Chief Executive Officer
                                           (principal executive officer)

Date:     AUGUST 14, 2000                  /s/ RALPH E. HANSON
        ------------------                 ----------------------------------
                                           Ralph E. Hanson, Chief
                                           Financial Officer
                                           (principal financial officer)