Form 10QSB
period 2000-09-30
PACE MEDICAL INC
filed 2000-11-14
CIK 814057

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

        (Mark One)
        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   SEPTEMBER 30, 2000
                                       --------------------------


                                              OR

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ----------------    ---------------

        Commission file number   0-16257
                               ---------

                               PACE MEDICAL, INC.
        (Exact name of small business issuer as specified in its charter)

           MASSACHUSETTS                              4-2867416
           -------------                             ----------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 identification No.)

               391 TOTTEN POND ROAD, WALTHAM, MASSACHUSETTS 02451
               --------------------------------------------------
                    (Address of principal executive offices )

                                 (781) 890-5656
                                 ---------------
                              (Issuer's telephone number,
                                  including area code)

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2000.

        3,375,870 shares of Common Stock, par value $.01 per share

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

       a)  Condensed Consolidated Balance Sheets

       b)  Condensed Consolidated Statements of Operations

       c)  Condensed Consolidated Statements of Cash Flows

       d)  Notes to Condensed Consolidated Financial Statements

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                            ------------------     -----------------
                                                (Unaudited)         (See note below)


ASSETS

Current assets:
Cash and cash equivalents                     $1,339,915              $1,513,514
Accounts receivable                              279,280                 321,084
Inventories:
 Raw materials                                   259,392                 211,026
 Work-in-process                                 100,987                  78,038
 Finished goods                                  215,945                 218,981
                                              ----------             -----------
                                                 576,324                 508,045
Other current assets                              14,905                  42,775
                                             -----------            ------------
   Total current assets                        2,210,424               2,385,418
Plant and equipment, net                         106,682                  53,350
Other assets                                      22,597                  73,280
                                             -----------            ------------
TOTAL ASSETS                                  $2,339,703              $2,512,048
                                              ==========              ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                 $38,809                 $77,788
Accrued expenses                                  24,186                  69,699
                                              -----------             -----------
    Total current liabilities                     62,995                 147,487
                                              -----------             -----------

Shareholders' equity:
Common stock                                      34,009                  34,009
Additional paid-in capital                     3,147,151               3,147,151
Cumulative translation
 adjustment                                       32,077                  89,606
Accumulated deficit                             (917,842)               (887,518)
                                              -----------             -----------
                                               2,295,395               2,383,248
                                              -----------             -----------
Less Treasury Stock, at Cost                     (18,687)                (18,687)
                                              -----------             -----------
    Total Shareholders' Equity                 2,276,708               2,364,561
                                              -----------              ----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                         $2,339,703              $2,512,048
                                              ===========             ==========


Note: The balance sheet at December 31, 1999 has been taken from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        For the Three Months             For the Nine Months
                                        Ended September 30               Ended September 30
                                      -----------------------------------------------------

                                          2000          1999         2000          1999
                                          ----          ----         ----          ----

Net Sales                            $233,007       $ 500,975       $921,478     $1,452,119


Cost of sales                         121,759         215,572        405,115        553,963
                                     ---------      ---------       ---------     ---------

                                      111,248         285,403        516,363        898,156


Other operating expenses              184,430         245,313        586,565        675,426
                                     ---------      ---------       ---------     ---------

Income (loss) from operations         (73,182)         40,090        (70,202)       222,730


Other income                           10,196          10,996         39,878         32,129
                                     ---------      ---------       ---------     ---------

Net income (loss)                    $(62,986)       $ 51,086       $(30,324)     $ 254,859
                                     =========      =========       =========     =========

Net income (loss) per share:

         Basic                          $(.02)       $    .02         $(. 01)       $   .08
                                     =========      =========       =========     =========

         Diluted                        $(.02)       $    .01         $(. 01)       $   .07
                                     =========      =========       =========     =========




     See accompanying notes to condensed consolidated financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30

                                                                  2000                      1999
                                                                  ----                      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            ($30,324)                  $254,859
   Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                         12,922                     12,301

   Change in assets and
       liabilities, net:                                        (137,516)                   (31,856)
                                                                ----------                   --------

   Net cash (used in) provided by
       operating activities                                     (154,918)                   235,304

CASH FLOWS FROM INVESTING ACTIVITIES -

   Purchases of property and equipment                           (18,681)                   (89,491)


NET INCREASE (DECREASE) IN CASH                                 (173,599)                   145,813
  AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                      $1,513,514                  1,257,700
                                                             -----------                  ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                            $1,339,915                 $1,403,513
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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of September 30, 2000 and the results of their operations for the three and nine months ended September 30, 2000 and September 30, 1999 and their cash flows for the nine months ended September 30, 2000 and September 30, 1999.

3. The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended September 30, 2000 or 1999. Cost of sales for such periods was calculated primarily using standard cost methods.

4. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

5. The denominator used to determine basic net income (loss) per share includes the weighted average common shares outstanding during the quarter. The denominator used to determine diluted net income per share includes the shares used in the calculation of basic net income per share plus the weighted average options outstanding during the period using the treasury-stock method.


                                         Three Months Ended                 Nine Months Ended
                                              September 30                     September 30

                                        2000             1999            2000          1999
                                        ----             ----            ----          ----

Net Income (loss)                     $(62,986)        $  51,086        $(30,324)   $   254,859
                                      =========        =========        =========   ===========

Weighted-average shares outstanding  3,375,870         3,375,870       3,375,870      3,375,870
Effect of dilutive securities              -              76,929              -          57,913
                                     ----------        ---------       -----------    ---------
Total shares                         3,375,870         3,452,799       3,375,870      3,433,783
                                     ==========        =========       ===========    =========




Basic net income (loss) per share    $    (.02)        $    0.02        $   (.01)   $      0.08
                                      =========        =========        =========   ===========

Diluted net income (loss) per share  $    (.02)        $    0.01        $   (.01)   $      0.07
                                      =========        =========        =========   ===========




6. The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income (loss) and foreign currency translation adjustments. Comprehensive income for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                         Three Months Ended                Nine Months Ended
                                            September 30,                    September 30,
                                       2000            1999            2000           1999
                                       ----            ----            ----           ----



Net Income (loss)                   $(62,986)          $51,086        $(30,324)      $254,859

Currency Translation Adjustment      (13,464)           27,830         (57,529)          (241)
                                   -----------         -------        ---------     ----------

Total                               $(76,450)          $78,916        $(87,853)      $254,618
                                    =========          =======        =========      ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of September 30, 2000, the Company had cash and cash equivalents of $1,339,915 and working capital of $2,147,429. Working capital has decreased slightly since December 31, 1999 owing to the Company's slight net loss over the first nine months of the year.

The Company expects to maintain a sound financial base for the balance of fiscal 2000. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

FINANCIAL RESULTS - THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1999

Sales in the third quarter of 2000 decreased 53% from the sales posted in the third quarter of 1999. The decrease in sales was due to an decrease in our OEM business and unfavorable foreign exchange conversion rates.

The Company's margins in the third quarter decreased from those seen in 1999 (from 57% in 1999 to 48% in 2000). This occurred due to a change in the product mix and unfavorable production variances. It should be noted that pricing is continuing to remain firm on all products.

Operating expenses were lower in the three months ended September 30, 2000 versus the three months ended September 30, 1999 due to decreased administration and marketing related expenses. Management anticipates some increase in its operating expenditures during the balance of 2000. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the three months ended September 30, 2000 owing to the Company's loss and concerns about its ability to use net operating loss carryforwards in both the U.S. and United Kingdom.

Net loss for the quarter was $(62,986) or $(.02) per share. This represents a substantial decrease in profitability over the results achieved in the third quarter of 1999.

FINANCIAL RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales in the nine months ended September 30, 2000 decreased 37% from the amount posted in the nine months ended in September 30, 1999. This decrease is attributable to our receiving decreased orders from our OEM accounts and unfavorable foreign exchange conversion rates. The Company's margins for the year-to-date period decreased 6% from those of last year (from 62% in 1999 to 56% in 2000). This occurred due to a change in the product mix and unfavorable production variances.

Operating expenses were lower for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999 due to decreased administration and marketing related expenses. Management anticipates some increase in its operating expenditures during the balance of 2000. This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the nine months ended September 30, 2000 owing to the Company's loss and concerns about its ability to use net operating loss carryforwards in both the U.S. and U.K.

Net loss for the nine months was $(30,324) or $(.01) per share, versus a net profit of $254,859 or $.08 per share for the comparable period in 1999.

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

                                                   PACE MEDICAL, INC.
                                                     (Registrant)


Date:  NOVEMBER 14, 2000                        /s/ Ralph E. Hanson
                                                --------------------
                                                Ralph E. Hanson, President
                                                and Chief Executive Officer
                                                (principal executive officer)


Date:  NOVEMBER 14, 2000                         /s/ Ralph E. Hanson
                                                ---------------------
                                                Ralph E. Hanson, Chief
                                                Financial Officer
                                                (principal financial officer)