Form 10KSB
period 2000-12-31
PACE MEDICAL INC
filed 2001-04-02
CIK 814057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

Commission file number 0-16257

                               PACE MEDICAL, INC.
--------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

Massachusetts                                            04-2867416
--------------------------------------------------------------------------------
(State or other jurisdiction                         (I.R.S. Employer
incorporation or organization)                       Identification No.)

391 Totten Pond Road
Waltham, Massachusetts                          02451
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

                None                               None
         -------------------                -------------------

Securities registered under Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         State issuer's revenues for its most recent fiscal year. $1,189,588

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 90 days. $658,307 as of March 20, 2001.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         3,354,870 shares of Common Stock, $.01 par value, as of March 20, 2001.

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

         b.  Description of Business of Issuer.

         The Company designs, manufactures and sells single and dual-chamber temporary cardiac pacemakers, a dual-chamber pacing analyzer, percutaneous lead introducers, heartwires, surgical and temporary pacemaker extension cables, and related accessories. The Company is not engaged in the business of designing, manufacturing, or marketing permanent implantable cardiac pacemakers and, due to the high risk of liability associated with such pacemakers, does not intend to enter this business. Temporary pacemakers involve some risk of liability because they may be life-supporting medical devices, but their ability to be tested, repaired and replaced without surgery diminishes the risks to the patient and the potential of liability in comparison to permanent implantable pacemakers.

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

The products currently marketed by the Company are as follows:

         Temporary Cardiac Pacemakers. The Company's Model 4570 MICRO-PACE, dual-chamber, temporary cardiac pacemaker, is a programmable eleven (11) mode, "state of the art", single and dual-chamber temporary cardiac pacemaker consisting of three (3) atrial modes, AOO, AAI, AAT, four (4) ventricular modes VDD, VOO, VVI, VVT, and four (4) dual modes DOO, DVI, DDI, DDD. The MICRO-PACE is a technically advanced dual-chamber temporary cardiac pacemaker which utilizes a copyrighted computer software-based microprocessor design. See "Licenses and Proprietary Technology". With the MICRO-PACE unit, the physician is able to select the proper physiological parameters in accordance with each individual patient's needs. The MICRO-PACE unit has features that address the typical complications previously associated with advanced dual-chamber pacing modes. The simplified keyboard operation, visual display, built-in safety features, wide selection of parameter and operation modes, size and battery operation are all features that make the MICRO-PACE unit an innovation in temporary cardiac pacing. The Model 4570 MICRO-PACE, dual-chamber, DDD, temporary cardiac pacemaker is an enhanced version of the Company's original MICRO-PACE unit, Model 4553, which received FDA approval in 1991. The Model 4570 received FDA SPMA approval in August, 1995. It has the ability to sense, pace and track in the DDD mode at high-rates, thus allowing cardiologists and surgeons to address the needs of post-operative, open-heart patients, regardless of their age. In particular, the device will greatly assist the recovery of both infants and young children, who have very fast atrial heart rates (180-210 bpm) and have developed temporary heart block, following open-heart surgery. To the Company's knowledge, the Model 4570, dual-chamber, temporary pacemaker was the first device of its kind in the world with the ability to sense and pace at high rates in the DDD mode, thereby restoring A-V synchrony and improving cardiac output.

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

         Extension Cables. The Company manufactures a wide variety of temporary cardiac pacemaker extension cables and surgical extension cables in order to satisfy the many different applications encountered during patient pacing. The extension cables can be used with most manufacturers' temporary external pacemakers and pacing system analyzers currently being marketed. Many of the cables can be resterilized after use, while others are disposable. All have protected connector pins to prevent a potential safety hazard.

New and Proposed Products

         The Company generally introduces a new product outside the United States first and, upon the receipt of FDA approval, commences marketing of the product in the United States. Introduction of all of the Company's new products in the United States is subject to FDA approval. See "Current Products" and "Government Regulation". Several new state-of-the art temporary pacing products are in development. The Company intends to file appropriate regulatory submissions with the FDA covering these devices during the year 2001.

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

         During 2000, 84% of the Company's sales were to two customers. During 1999, 77% of the Company's sales were to three customers.

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

         Since in most cases an insurance company or government program, including Medicare and Medicaid programs, reimburses the hospital or patient for pacemakers, any future reductions in government funding of health insurance may limit funds available to certain government third-party payers to pay for the Company's products, thereby adversely affecting the Company's sales.

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

Product Liability and Limits of Insurance Coverage

         Because the Company's temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company's liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance. The Company maintains product liability coverage outside the United States with annual limits of (pound)500,000 (approximately $746,500 as of December 31, 2000) per occurrence and in the aggregate. The Company does not have product liability insurance in the United States, and any claim could adversely affect the Company's financial condition and results of operations. The Company believes, based upon management's experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads. However, the cost of recalling its products upon discovery of any material defects would be substantial and could have an adverse effect on the Company and its financial condition and results of operations.

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

         During the years ended December 31, 1999, and December 31, 2000, the Company expended $247,376 and $242,007, respectively, on product development.

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

Foreign Operations

         For the years ended December 31, 1999 and December 31, 2000, revenues from foreign customers, including export sales, totaled $753,969 and $748,078, respectively (approximately 42% and 63%, respectively, of net sales). APC Medical assembles a portion of the Company's products in the United Kingdom for shipment to foreign and domestic customers. APC Medical manufactures temporary pacemakers, temporary pacemaker extension cables, and surgical extension cables in its own facility for its foreign customers. See "Notes to Consolidated Financial Statements".

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

Employees

         At December 31, 2000, the total number of the Company's full-time employees was 12. APC Medical employed 5 of these employees. The Company believes, based upon management's opinion, that its relations with its employees are satisfactory.

Licensing and Proprietary Technology

         The Company does not own any significant patents covering the technology incorporated in the Company's products. The Company is not aware that any of its products infringe on patents owned by others, however, the Company has not conducted a formal patent search to determine whether any of its products so infringe and there can be no assurance that the technology used in the Company's products may not be covered by an existing or future patent owned by others. If it is determined that the Company is infringing, then it is the Company's intention to acquire licenses covering such technology, to the extent that licenses are available under such patents. It is the Company's belief that the payments of additional reasonable royalties would not impair its business. However, if the owner of such a patent refused to grant a license to the Company, then one or more of the Company's products might be at a competitive disadvantage in the market. If the Company should decide to incorporate such technology into its products without first obtaining a license, the Company could be enjoined from marketing the product, which would adversely affect the Company's business.

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

         The manufacturers of temporary pacemakers market their products on a direct basis, through manufacturers' representatives and distributors, or to OEM implantable pacemaker manufacturers. The Company intends to expand its share of this OEM market during 2001.

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

Item 2. Description of Property.

         The Company occupies approximately 3,500 square feet of space in Waltham, Massachusetts, which it uses for offices, engineering and inventory storage. The Company occupies this space pursuant to a lease that expires in June, 2002 with an annual basic rent of approximately $73,500 or approximately $21.00 per square foot. The Company anticipates that this lease will be renewed for an additional one-year term.

         In addition, APC Medical leases approximately 5,000 square feet of manufacturing and office space located in Welwyn Garden City, Herts, England at a current annual rent of approximately (pound)28,500 ($40,575) or approximately (pound)5.70 ($8.11) per square foot. The lease expires in 2006 and contains provisions requiring upward revision of the rent every five years.

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

Fiscal Year Ended December 31, 1999 (OTC)            Closing Quote
                                                     -------------

        First Quarter...............................     $0.600
        Second Quarter..............................     $0.640
        Third Quarter...............................     $1.156
        Fourth Quarter..............................     $0.770

Fiscal Year Ended December 31, 2000 (OTC)

        First Quarter...............................     $0.906
        Second Quarter..............................     $0.630
        Third Quarter...............................     $0.625
        Fourth Quarter..............................     $0.375

         As of March 20, 2001, there were 84 record holders of the Company's Common Stock.

         The Company has never paid any dividends and does not have any intention of paying any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity and Capital Resources

         As of December 31, 2000, the Company had cash and cash equivalents of $1,252,352 and working capital of $1,963,822. This contrasts to comparable cash and working capital positions at December 31, 1999 of $1,513,514 and $2,237,931.

         The decrease in the Company's liquidity since the beginning of the fiscal year is primarily attributable to a decrease in cash flow from operations. The Company's cash flows have historically tracked its operational results.

         In March, 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 100,000 shares of its common Stock. As of March 15, 2001, 46,000 shares had been repurchased under the program for $31,747, of which 21,000 shares were repurchased in 2000.

         Management continues to believe that the current level of working capital coupled with the flexibility of the Company's cost structure, should suffice to ensure that its on-going operations are financed adequately in fiscal 2001. On this basis, management has no immediate plans to seek additional financing. In the long term, however, additional equity financing may be sought to continue to fund research and development and to expand the Company's marketing operation.

         Results of Operations - Year Ended December 31, 2000 versus Year Ended December 31, 1999

         Sales decreased by 34% from $1,799,386 in 1999 to $1,189,588 in 2000 .
The reduction was primarily attributable to a decline in sales to the Company's primary domestic OEM customer. The Company is working with this OEM customer to more aggressively promote sales of the Company's products in 2001.

         Gross margins for 2000 were approximately 57%. This is slightly lower than the 64% margin the Company experienced in 1999. Management believes margins will remain approximately the same during 2001.

         Operating expenses decreased $81,646, or 8% in 2000 to $898,430 from 1999 operating expenses of $980,076. The decrease was attributable to cost containment measures that were implemented. Management believes that operating expenditures will remain essentially unchanged during fiscal year 2001.

         The Company has reflected no tax provision on its financial statements for 2000 and 1999 because of its ability to utilize net operating loss carry forwards in both the U.S.

and the U.K. Net loss was $159,095 or $(.05) per diluted share for the year ended December 31, 2000. This contrasts with 1999 net income of $208,481 or $.06 per share. The decrease in net income was primarily due to lower sales.

         Management believes that inflation has had no impact on either net sales or income in the previous two years.

         New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133), which the Company will be required to adopt effective January 1, 2001. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The adoption is not expected to have a material impact on the Company's consolidated financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB No. 101 in 2000. The adoption did not have a material impact on the Company's results of operations.

         Factors That May Affect Future Results

         From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report which are not historical facts (including but not limited to the Company's expectations regarding business strategy, new product availability, pricing, anticipated operating results, market share, operating expenses, and anticipated working capital) may be "forward-looking" statements. The Company's actual results may differ from those stated in any forward-looking statements. Factors that may cause such difficulties include, but are not limited to, risks associated with the introduction of new products including supplier performance, development of markets for new products offered by the Company, the Company's relationships with distributors and OEM's, the economic health of such OEM's, government regulation, competition, and general economic conditions.

Item 7. Financial Statements.

         The Company's financial statements are set forth below:

           i.       Independent Auditors' Report
          ii.       Consolidated Balance Sheets
         iii.       Consolidated Statements of Operations
          iv. Consolidated Statements of Changes in Shareholders' Equity and of Comprehensive Income (Loss)
           v.       Consolidated Statements of Cash Flows
          vi.       Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Pace Medical, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of Pace Medical, Inc. and its wholly owned subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and of comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2001

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


ASSETS                                                    2000           1999

CURRENT ASSETS:
  Cash and cash equivalents                          $ 1,252,352    $ 1,513,514
  Accounts receivable                                    115,186        148,352
  Accounts receivable - related party                    149,687        172,732
  Inventories:
    Raw materials                                        242,965        211,026
    Work in process                                      147,547         78,038
    Finished goods                                       214,966        218,981
  Prepaid expenses                                        23,820         42,775
                                                     -----------    -----------

           Total current assets                        2,146,523      2,385,418
                                                     -----------    -----------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                 98,874         83,644
  Office furniture, equipment and improvements            31,297         36,187
  Computer equipment                                      58,228         56,034
                                                     -----------    -----------

           Total property and equipment                  188,399        175,865

  Less accumulated depreciation
    and amortization                                    (137,747)      (122,515)
                                                     -----------    -----------

            Property and equipment - net                  50,652         53,350
                                                     -----------    -----------

OTHER ASSETS - Net                                       121,051         73,280
                                                     -----------    -----------

TOTAL ASSETS                                         $ 2,318,226    $ 2,512,048
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                  2000           1999

CURRENT LIABILITIES:
  Accounts payable                                   $   117,304    $    77,788
  Accrued expenses                                        65,397         69,699
                                                     -----------    -----------

           Total current liabilities                     182,701        147,487
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES
  (Notes 1 and 3)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized,
    5,000,000 shares; issued, 3,400,870 shares in
    2000 and 1999; outstanding, 3,354,870 shares
    in 2000 and 3,375,870 shares in 1999                  34,009         34,009
  Additional paid-in capital                           3,147,151      3,147,151
  Accumulated other comprehensive income                  32,725         89,606
  Accumulated deficit                                 (1,046,613)      (887,518)
                                                     -----------    -----------

           Subtotal                                    2,167,272      2,383,248

  Treasury stock, at cost (46,000 and 25,000
    shares in 2000 and 1999, respectively)               (31,747)       (18,687)
                                                     -----------    -----------

         Total shareholders' equity                    2,135,525      2,364,561

                                                     -----------    -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                               $ 2,318,226    $ 2,512,048
                                                     ===========    ===========

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                        2000             1999

NET SALES:
  Customers                                         $   499,144       $1,098,675
  Related party                                         690,444          700,711
                                                    -----------       ----------

        Total net sales                               1,189,588        1,799,386

COST OF SALES                                           512,386          651,433
                                                    -----------       ----------

GROSS PROFIT                                            677,202        1,147,953

OPERATING EXPENSES:
  Selling, general and administrative                   656,423          732,700
  Engineering/development                               242,007          247,376
                                                    -----------       ----------

(LOSS) INCOME FROM OPERATIONS                          (221,228)         167,877

OTHER INCOME, Primarily interest                         62,133           40,604
                                                    -----------       ----------

NET (LOSS) INCOME                                   $  (159,095)      $  208,481
                                                    ===========       ==========

NET (LOSS) INCOME PER SHARE:
  Basic                                             $     (0.05)      $     0.06
                                                    ===========       ==========

  Diluted                                           $     (0.05)      $     0.06
                                                    ===========       ==========

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND OF COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                                Accumulated
                                                           Additional                              Other                  Total
                                          Common Stock      Paid-in   Accumulated Comprehensive Comprehensive Treasury Shareholders'
                                      Shares        Value   Capital     Deficit      Income        Income      Stock      Equity

BALANCES, JANUARY 1, 1999             3,400,870   $34,009   $3,147,151  $(1,095,999)              $ 104,836  $(18,687) $ 2,171,310

  Net income                               --        --           --        208,481   $ 208,481        --        --        208,481
  Cumulative translation adjustments       --        --           --           --       (15,230)    (15,230)     --        (15,230)
                                      ---------   -------   ----------  -----------   ---------   ---------  --------  -----------

  Comprehensive income                                                                $ 193,251
                                                                                      =========

BALANCES, DECEMBER 31, 1999           3,400,870    34,009    3,147,151     (887,518)                 89,606   (18,687)   2,364,561

  Purchases of treasury stock              --        --           --           --                      --      13,060)     (13,060)
  Net loss                                 --        --           --       (159,095)   (159,095)       --        --       (159,095)
  Cumulative translation adjustments       --        --           --           --       (56,881)    (56,881)     --        (56,881)
                                      ---------   -------   ----------  -----------   ---------   ---------  --------  -----------

  Comprehensive loss                                                                  $(215,976)
                                                                                      =========

BALANCES, DECEMBER 31, 2000           3,400,870   $34,009   $3,147,151  $(1,046,613)              $  32,725  $(31,747) $ 2,135,525
                                      =========   =======   ==========  ===========               =========  ========  ===========

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                     2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                           $  (159,095)   $   208,481
  Adjustments to reconcile net (loss) income to cash
    (used for) provided by operating activities:
      Depreciation and amortization                                28,215         20,584
      Write-off of patent costs                                     9,950           --
      Unrealized foreign exchange transaction losses                2,081         (5,401)
      Changes in assets and liabilities:
        Accounts receivable                                        42,477         26,428
        Prepaid expenses                                           16,141           (168)
        Inventories                                              (110,165)        81,389
        Accounts payable                                           39,942        (36,867)
        Accrued expenses                                             (554)        29,854
                                                              -----------    -----------

           Cash (used for) provided by operating activities      (131,008)       324,300

CASH FLOWS USED IN INVESTING ACTIVITIES - Purchases of
  property and equipment                                          (86,174)       (66,643)

CASH FLOWS USED IN FINANCING ACTIVITIES - Purchases of
  treasury stock                                                  (13,060)          --

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (30,920)        (1,843)
                                                              -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (261,162)       255,814

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    1,513,514      1,257,700
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 1,252,352    $ 1,513,514
                                                              ===========    ===========

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

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

      Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Product Liability and Limits of Insurance Coverage - Because the Company's temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company's liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance. The Company maintains product liability coverage outside the United States with annual limits of (pound)500,000 (approximately $746,500 as of December 31, 2000) per occurrence and in the aggregate. The Company does not have product liability insurance in the United States. The Company believes, based upon management's experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads. Management does not believe that any potential claims would therefore have a material impact on the financial condition or the results of operations.

      Revenue Recognition - Sales are recognized when products are shipped, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured. Historical experience has been such that no allowances for sales returns or bad debts are currently provided.

      Cash and Cash Equivalents - Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at date of purchase.

      Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

      Property and Equipment - Property and equipment are stated at cost. Depreciation is recorded under the straight-line method based on the estimated useful lives of the related assets, ranging from three to seven years. Repairs and maintenance are expensed as incurred, while costs of betterments are capitalized. Depreciation expense approximated $24,100 and $15,900 for the years ended December 31, 2000 and 1999, respectively.

      Other Assets - Other assets consist of patent and deferred tooling costs, which are amortized using the straight-line method, primarily over ten and five years, respectively. Amortization expense for 2000 and 1999 aggregated approximately $4,100 and $4,700, respectively. Accumulated amortization aggregated $25,400 and $30,900 at December 31, 2000 and 1999, respectively. During 2000, the Company wrote off certain deferred tooling costs aggregating approximately $9,950.

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

      Income (Loss) Per Share - The Company determines basic net income (loss) per share using the weighted-average common shares outstanding for the year. The shares used to determine diluted net income per share include the shares used in the calculation of basic net income per share plus dilutive weighted-average options and warrants outstanding during the year using the treasury stock method.

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

      Recent Accounting Pronouncements - In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB No. 101 in 2000. The adoption did not have a material impact on the Company's results of operations.

      Recent Accounting Pronouncements (Continued) - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

2. RELATED-PARTY TRANSACTIONS

      In March 1990, the Company entered into an agreement with APC Cardiovascular Ltd. ("Cardiovascular"). This agreement specified that Cardiovascular would act as Pace's distributor in the United Kingdom. A director and significant shareholder of Cardiovascular is also a director of Pace. Sales to Cardiovascular amounted to $690,444 and $700,711 in 2000 and 1999, respectively (Customer A, see Note 7). Receivables from Cardiovascular at December 31, 2000 and 1999 were $149,687 and $172,732, respectively.

3. COMMITMENTS

      Lease Obligations - APC leases its plant and office facility under an operating lease which expires in 2006. The lease agreement specifies that the rent will be (pound)28,500 ($42,500 at December 31, 2000) per year and that it may be revised every five years commencing in 1996. The lease also requires payment of a pro rata share of insurance and maintenance costs in addition to the rental payment. Future minimum rental payments under the lease total approximately $45,000 in each of the next five years and $45,000 in the aggregate thereafter. Effective May 1, 2000, Pace entered into a new lease agreement for its current facility in the United States for a two-year term from July 1, 2000 through June 30, 2002 at an annual rate of approximately $73,500.

      Rental expense for all operating leases, including leases with terms of less than one year, amounted to approximately $112,000 and $103,000 in 2000 and 1999, respectively.

      Contracts - The Company has entered into a three-year employment agreement with its chairman that provides for annual compensation of $125,000. The agreement expires on May 31, 2001.

4. INCOME TAXES

      The provision for (benefit from) income taxes consists of the following for the years ended December 31:

                                                               2000         1999

Current - foreign                                          $ 19,000     $     --

Deferred:
  Federal                                                        --           --
  State                                                          --           --
  Foreign                                                   (19,000)          --
                                                           --------     --------

Provision for (benefit from) income taxes                  $     --     $     --
                                                           ========     ========

A reconciliation of the statutory U.S. rate to the effective rate for the years ended December 31 is as follows:

                                                               2000         1999

Statutory U.S. rate                                            (34)%        34%
State taxes, net of federal benefit                             (6)          6
Rate difference on foreign taxes                                 8          (8)
Valuation allowances provided (absorbed)                        32         (32)
                                                               ---         ---

Effective rate                                                 -  %         - %
                                                               ===         ===

Deferred tax assets and liabilities, before valuation allowances, at December 31 were as follows:

                                                        2000             1999

Net operating loss carryforwards                     $ 611,000        $ 509,000
Research and development credits                       175,000          175,000
Inventory                                               22,000           19,000
Depreciation and amortization                           (8,200)          (3,400)
Other                                                    1,000              900
                                                     ---------        ---------

                                                     $ 800,800        $ 700,500
                                                     =========        =========

Deferred tax assets have been fully reserved. Valuation allowances were increased by $100,300 in 2000 principally due to the generation of loss carryforwards in the United States which are unlikely to be realized. Valuation allowances were decreased by $45,300 in 1999 principally due to the utilization of loss carryforwards in the United Kingdom which had been previously reserved in full.

      At December 31, 2000, Pace has federal income tax loss carryforwards for financial and tax reporting purposes of approximately $1,641,000, which will expire in the years 2004 through 2020, and state income tax carryforwards of approximately $562,000, which will expire in the years 2001 through 2003. Pace also has certain state and federal tax credits aggregating $175,000, which will expire in varying amounts through 2011.

5. SHAREHOLDERS' EQUITY

      Stock Options and Warrants - The Company's nonqualified stock option plan was established in 1986 and provided for the granting of options for up to 200,000 shares of its common stock (shares have been reserved for the same amount). To date, options totaling 200,000 shares have been granted pursuant to this plan and no further options may be granted.

      During 2000 and 1999, the Board of Directors authorized and options were granted to purchase 20,000 and 35,000 shares, respectively, of common stock under nonqualified stock option agreements. The options were granted at fair market value of the Company's common stock on the date of grant, vest at the date of grant and are of a five-year duration. A summary of all stock option activity is as follows:

                                                           Weighted-  Weighted-
                                                 Number     Average    Average
                                                   of      Exercise     Fair
                                                Options      Price      Value

      Outstanding and exercisable,
        January 1 and December 31, 1999         246,000   $   0.50
        Granted                                  20,000       0.50   $   .625
        Expired                                (141,000)      0.50
                                               --------

      Outstanding and exercisable,
        December 31, 2000                       125,000   $   0.50
                                               ========

      At December 31, 2000, the options outstanding and exercisable had an exercise and weighted-average exercise price of $.50 and weighted-average remaining contractual lives of 1.94 years.

      The fair value of options on their grant date for stock options was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                             2000         1999

      Risk-free interest rate                                6.75%        5.0%
      Expected life of option grants                       4.5 years   4.5 years
      Expected volatility of underlying stock                 87%         93%
      Expected dividend payment rate                          --          --

      The option pricing model used was designed to value readily tradable stock options with relatively short lives. The options are not tradable with contractual lives of up to five years. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

      Stock Options and Warrants (Continued) - As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. If the Company had used the fair value method for all options to measure compensation, reported net income (loss) and earnings (loss) per share would have been as follows:

                                                       2000             1999

      Net income (loss):
        As reported                                $ (159,095)       $ 208,481
        Pro forma                                    (168,702)         198,164

      If the Company had used the fair value method, basic and diluted net income (loss) per share would have been $(0.05) and $0.06 for the years ended December 31, 2000 and 1999, respectively.

      Stock Repurchase Program - In March 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 100,000 shares of its common stock. As of December 31, 2000, 46,000 shares had been repurchased under the program for $31,747.

6. NET INCOME (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:

                                                           2000           1999

          Net (loss) income                           $  (159,095)   $   208,481
                                                      ===========    ===========

          Weighted-average shares outstanding           3,367,750      3,375,850
          Effect of dilutive securities                    25,885         80,746
                                                      -----------    -----------

          Total shares                                  3,393,635      3,456,596
                                                      ===========    ===========
          Basic net (loss) income per share           $     (0.05)   $      0.06
                                                      ===========    ===========
          Diluted net (loss) income per share         $     (0.05)   $      0.06
                                                      ===========    ===========

7. GEOGRAPHIC, SEGMENT AND CUSTOMER DATA

      The Company primarily manages its business based on geographic regions consisting of the United States and the United Kingdom through which it sells its external pacing devices and accessories. Geographic and segment data is set forth in the following table:

                                               United     United
                                               States     Kingdom   Eliminations  Consolidated
2000

Sales and transfers                        $   656,713    $775,461   $(242,586)   $ 1,189,588
Depreciation and amortization                   10,527      17,688        --           28,215
Net operating (loss) income                   (277,953)     52,788       3,937       (221,228)
Other income, primarily interest                45,348      16,785        --           62,133
Capital expenditures                            68,663      17,511        --           86,174
Long-lived assets                              135,630      36,073        --          171,703
Total assets                                 1,428,264     894,026      (4,064)     2,318,226

1999

Sales and transfers                        $ 1,186,228    $891,461   $(278,303)   $ 1,799,386
Depreciation and amortization                   10,893       9,691        --           20,584
Net operating (loss) income                    (65,812)    230,717       2,972        167,877
Other income, primarily interest                37,434       3,170        --           40,604
Capital expenditures                            44,958      21,685        --           66,643
Long-lived assets                               87,415      39,215        --          126,630
Total assets                                 1,717,708     798,063      (3,723)     2,512,048

      Transfers between areas are valued at cost plus a markup. Direct sales to foreign customers from domestic operations were not material.

      Sales to major customers for the years ended December 31 were as follows:

                                     2000                   1999
                              Amount     Percent     Amount      Percent

Customer A (related party)   $690,444      58%      $700,711      39%
Customer B                    304,830      26        353,600      20
Customer C                          0                323,000      18

                                   * * * * * *

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The directors and executive officers of the Company are as follows:

                  Name          Age             Position
                  ----          ---             --------
         Ralph E. Hanson        72         President, Chief Executive
                                             Officer, Treasurer, and
                                             Chairman of Board of
                                             Directors
         Derrick Ebden          50         Director
         Drusilla F. Hays       51         Vice President and Clerk
         George F. Harrington   64         Director

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

         Drusilla F. Hays has been a Vice President and Clerk of the Company since its incorporation in 1985. Ms. Hays is married to Mr. Hanson.

         George F. Harrington has been a Director of the Company since January, 1986. He is President of Boston Equity Management Co., a private investment management firm, and has been involved in private investment management since 1967.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under the federal securities laws, the Company's directors and executive officers and any other persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission. During the fiscal year ended December 31, 2000, except as described below, all of these filing requirements were satisfied. In making these disclosures, the Company has relied solely on written representations of its directors, executive officers, and ten percent stockholders, and copies of reports that they have filed with the Securities and Exchange Commission. Mr. Hanson filed a Form 4 to report one purchase by him of shares of the Company's Common Stock after the date specified therefor.

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

                           SUMMARY COMPENSATION TABLE

                          Annual Compensation                       Long Term Compensation
                          -------------------                       ----------------------
                                                                            Awards
                                                                            ------
Name and                                                                  Securities
Principal                                           Other Annual          Underlying
Position           Year   Salary($)    Bonus($)   Compensation($)        Options (#))
-----------        ----   ---------    --------   ---------------        ------------
Ralph E.            2000    139,063      --             --                   --
Hanson,             1999    127,688      --             --                   --
Chief Executive     1998    121,401      --             --                   --
Officer

         2. Stock Options

         The table set forth below shows information regarding the value of unexercised stock options held by the named executive officer at December 31, 2000.

                        Aggregate Option Values At Fiscal Year End
                        ------------------------------------------

                      Number of Securities
                      Underlying Unexercised        Value of
                      Options at FY-End (#)         Unexercised In-the-
                      ---------------------         Money Options at
Name                 Exercisable     Unexercisable  FY-End (1)
----                 -----------     -------------  ----------

Ralph E. Hanson          50,000           0              0


           (1) Represents the fair market value of the Company's Common Stock on December 31, 2000 ($0.32 per share based on the closing quote on such date on the OTC Bulletin Board) minus the exercise price per share, of the exercisable options, multiplied by the number of shares subject to the option.

         Mr. Hanson was not granted any options or other equity-based compensation during the fiscal year ended December 31, 2000 and did not exercise any options during such fiscal year.

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

         4. Director Compensation

         The Company's directors receive no cash compensation in consideration for serving on the Board of Directors. However, in January, 2001, the Company granted to each of George F. Harrington and Derrick Ebden a five year non-qualified stock option to purchase 50,000 shares of Common Stock at an exercise price of $.32 per share, which was determined by the Board of Directors to be the fair market value of the Company's Common Stock on the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         1. Certain Beneficial Owners.

         As of March 15, 2001, the only stockholders known to the Company to be the beneficial owners of more than 5% of the Company's outstanding shares of Common Stock were Ralph E. Hanson, who is a director, and Paul J. LaRaia, M.D. of 45 Ravine Road, Wellesley, Massachusetts 02481, who is the beneficial owner of 331,000 shares of Common Stock or 9.9% of the outstanding Common Stock. The number of shares owned beneficially by Mr. Hanson and the percentage of the outstanding Common Stock represented by such shares is set forth in tabular form below.

         2. Beneficial Ownership of Management.

         Each of the persons named in the following table has furnished the respective information shown:

                                         Shares
                                         Beneficially
Name, Address, &                         Owned as of
 Offices Held with                       March 15,                Percentage
 the Company                             2000                      of Class
--------------------                     -------------            ----------

Ralph E. Hanson.....................     1,048,000(1)                29.8%
 Pace Medical, Inc.
 391 Totten Pond Road
 Waltham, MA 02154
 President, Chief Executive
 Officer, Treasurer, and
 Chairman of the Company

Derrick Ebden.......................       124,000(2)                 3.6%
 APC Cardiovascular Ltd.
 18 Macon Court
 Macon Way
 Crewe
 Cheshire CW1 1EA, England
 Managing Director of APC
 Cardiovascular Ltd.

George F. Harrington................       127,000(3)                 3.7%
 Boston Equity Management Co.
 13 Waldron Court
 Marblehead, MA  01945
 Director of the Company

Directors and Officers as a Group...     1,299,000(4)                35.7%

         (1) Includes 100,000 shares of Common Stock which Mr. Hanson has a right to acquire within 60 days pursuant to the exercise of options. Includes 73,000 shares and options to acquire 60,000 shares held by Mr. Hanson's spouse, beneficial ownership of which is disclaimed by Mr. Hanson.

         (2) Includes 50,000 shares of Common Stock which Mr. Ebden has a right to acquire within 60 days pursuant to the exercise of options.

         (3) Includes 50,000 shares of Common Stock which Mr. Harrington has a right to acquire within 60 days pursuant to the exercise of options.

         (4) Includes 260,000 shares of Common Stock which officers and directors have a right to acquire within 60 days pursuant to the exercise of options.


         Mr. Hanson, as beneficial owner of 29.8% of the outstanding Common Stock of the Company, Chairman of the Company's Board of Directors, and the Company's founder, may be deemed a controlling person of the Company under the Securities Exchange Act of 1934.

Item 12. Certain Relationships and Related Transactions.

         In March, 1990, the Company entered into an agreement with APC Cardiovascular Ltd. ("Cardiovascular"), a company in which Derrick Ebden, a Director of the Company, is Managing Director and a principal stockholder, pursuant to which Cardiovascular was appointed the sole distributor of the Company's products outside of North and South America on normal trade terms. Such agreement does not have a fixed term, but is terminable by either party upon one year's advance written notice. Prior to leaving the employment of the Company in March, 1990 in connection with the Company's downsizing of its operations in the United Kingdom, Mr. Ebden had been in charge of the Company's marketing efforts outside of North and Central America through the Company's subsidiary, APC Medical Ltd. The Company made sales to Cardiovascular of approximately $690,444 during 2000 and $700,711 during 1999. All such sales were made on normal trade terms.

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

         *Management contract or compensatory plan or arrangement.

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

         (Registrant)             PACE MEDICAL, INC.


                                  By: /s/ RALPH E. HANSON
                                     ----------------------------------
                                     Ralph E. Hanson, President

                                  Date  March 30, 2001
                                       ----------------

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                  /s/ RALPH E. HANSON
                                     ----------------------------------
                                  Ralph E. Hanson, Director, Principal
                                  Executive, Financial, and Accounting Officer

                                  Date  March 30, 2001
                                       ----------------


                                  /s/ GEORGE F. HARRINGTON
                                     ----------------------------------
                                  George F. Harrington, Director

                                  Date  March 30, 2001
                                       ----------------


                                   /s/ DERRICK EBDEN
                                     ----------------------------------
                                  Derrick Ebden, Director

                                  Date March 30, 2001
                                       ----------------