Form 10QSB
period 2001-03-31
PACE MEDICAL INC
filed 2001-05-21
CIK 814057

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   MARCH 31, 2001
                                        ------------------

                                                         OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to                   .
                                        ---------------    ------------------

         Commission file number               0-16257
                                ----------------------------------

                               PACE MEDICAL, INC.
               -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    MASSACHUSETTS                           04-2867416
       -----------------------------------                  ----------
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

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2001.

         3,354,870 shares of Common Stock, par value $.01 per share

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        a)    Condensed Consolidated Balance Sheets

        b)    Condensed Consolidated Income Statements

        c)    Condensed Consolidated Statements of Cash Flows

        d)    Notes to Condensed Consolidated Financial Statements

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 MARCH 31, 2001   DECEMBER 31, 2000
                                                 --------------   -----------------
                                                   (Unaudited)     (See note below)
ASSETS

Current assets:
Cash and cash equivalents                          $ 1,191,175      $ 1,252,352
Accounts receivable                                    344,333          264,873
Inventories:
 Raw materials                                         337,951          242,965
 Work-in-process                                       118,617          147,547
 Finished goods                                        133,688          214,966
                                                   -----------      -----------
                                                       590,256          605,478
Other current assets                                    10,180           23,820
                                                   -----------      -----------
   Total current assets                              2,135,944        2,146,523
Plant and equipment, net                                47,046           50,652
Other assets                                           120,412          121,051
                                                   -----------      -----------
TOTAL ASSETS                                       $ 2,303,402      $ 2,318,226
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                   $   157,500      $   117,304
Accrued expenses                                        15,267           65,397
                                                   -----------      -----------
    Total current liabilities                          172,767          182,701
                                                   -----------      -----------

Shareholders' equity:
Common stock, $.01 par value, 5,000,000
    shares authorized, 3,400,870 issued                 34,009           34,009
Additional paid-in capital                           3,147,151        3,147,151
Cumulative translation
 adjustment                                             (7,441)          32,725
Accumulated deficit                                 (1,011,337)      (1,046,613)
                                                   -----------      -----------
                                                     2,162,382        2,167,272
                                                   -----------      -----------
Less: Treasury Stock, at Cost,
     46,000 shares                                     (31,747)         (31,747)
                                                   -----------      -----------
    Total Shareholders' Equity                       2,130,635        2,135,525
                                                   -----------      -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                              $ 2,303,402      $ 2,318,226
                                                   ===========      ===========

Note: The balance sheet at December 31, 2000 has been taken from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31
                                                          --------------------
                                                        2001                2000
                                                        ----                ----
Net Sales                                             $394,471          $440,208

Cost of sales                                          195,229           179,476
                                                      --------          --------
                                                       199,242           260,732

Other operating expenses                               177,198           190,580
                                                      --------          --------
Income from operations                                  22,044            70,152

Other income                                            13,232            14,835
                                                      --------          --------
Net income                                            $ 35,276          $ 84,987
                                                      ========          ========

Net income per share:

           Basic                                      $    .01          $    .03
                                                      ========          ========
           Diluted                                    $    .01          $    .02
                                                      ========          ========

     See accompanying notes to condensed consolidated financial statements.

                 PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                        ------------------
                                                       2001            2000
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                      $    35,276    $    84,987
    Adjustments to reconcile
      net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                     4,283          3,918
    Change in assets and
        liabilities, net:                               (98,199)       (83,457)
                                                    -----------    -----------

    Net cash (used in) provided by
        operating activities                            (58,640)         5,448

CASH FLOWS FROM INVESTING ACTIVITIES -

    Purchases of property and equipment                  (2,537)       (63,719)

CASH FLOW FROM FINANCING ACTIVITIES -                        --             --
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  (61,177)       (58,271)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                            $ 1,252,352    $ 1,513,514
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                  $ 1,191,175    $ 1,455,243
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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of March 31, 2001 and the results of their operations for the three months ended March 31, 2001 and March 31, 2000 and their cash flows for the three months ended March 31, 2001 and March 31, 2000.

3. The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended March 31, 2001 or 2000. Cost of sales for such periods was calculated primarily using standard cost methods.

4. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

5. The denominator used to determine basic net income (loss) per share includes the weighted average common shares outstanding during the quarter. The denominator used to determine diluted net income per share includes the shares used in the calculation of basic net income per share plus the weighted average options outstanding during the period using the treasury-stock method.

                                         THREE MONTHS ENDED
                                              MARCH 31
                                         ------------------
                                         2001         2000
                                         ----         ----
Net Income                            $   35,276   $   84,987
                                      ==========   ==========

Weighted-average shares outstanding    3,354,870    3,375,870
Effect of dilutive securities             27,629      101,957
                                      ----------   ----------
Total shares                           3,382,499    3,477,827
                                      ==========   ==========


Basic net income per share            $     0.01   $     0.03
                                      ==========   ==========

Diluted net income per share          $     0.01   $     0.02
                                      ==========   ==========


6. The Company has adopted the provisions of SFAS No. 130," Reporting Comprehensive Income". Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 2001 and 2000 is as follows:

                                    THREE MONTHS ENDED
                                        MARCH 31,
                                    ------------------
                                     2001        2000
                                     ----        ----
Net Income                        $ 35,276    $ 84,987

Currency Translation Adjustment    (40,166)    (10,279)
                                  --------    --------

Total                             $ (4,890)   $ 74,708
                                  ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

As of March 31, 2001, the Company had cash and cash equivalents of $1,191,175 and working capital of $1,963,177. The working capital at March 31, 2001 was essentially the same as at December 31, 2000.

The Company expects to maintain a sound financial base for the balance of fiscal 2001. Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

FINANCIAL RESULTS -- THREE MONTHS ENDED MARCH 31, 2001 VERSUS THREE MONTHS ENDED MARCH 31, 2000

Sales in the first quarter of 2001 decreased 10% from the sales posted in the first quarter of 2000. The decrease in sales was due to a decrease in our OEM business.

The Company's margins in the first quarter were lower than those seen in 2000 (59% in 2000 and 50% in 2001). The decrease was primarily due to higher fixed costs combined with a slowdown in production caused by component shortages.

Operating expenses were lower in the three months ended March 31, 2001 versus the three months ended March 31, 2000, principally due to the pound weakening against the dollar relative to the first quarter of 2000. Management anticipates some increase in its operating expenditures during the balance of 2001.

No tax provision was recorded for the three months ended March 31, 2001 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and United Kingdom.

Net income for the quarter was $35,276 or $.01 per share in contrast to $84,987 or $0.03 per share in the first quarter of 2000.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits:

            10.1 Non-qualified Stock Option Agreement dated January 3, 2001 with Ralph E. Hanson

            10.2 Non-qualified Stock Option Agreement dated January 3, 2001 with Derrick Ebden

            10.3 Non-qualified Stock Option Agreement dated January 3, 2001 with George F. Harrington

            10.4 Non-qualified Stock Option Agreement dated January 3, 2001 with Drusilla F. Hays

       (b)  Reports on Form 8-K:

            None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PACE MEDICAL, INC.
                                          --------------------------
                                                 (Registrant)


Date:    MAY 17, 2001                         /s/ RALPH E. HANSON
       ---------------                    -----------------------------------
                                          Ralph E. Hanson,
                                          President and Chief Executive Officer
                                          (principal executive officer)


Date:    MAY 17, 2001                         /s/ RALPH E. HANSON
       ---------------                    -----------------------------------
                                          Ralph E. Hanson,
                                          Chief Financial Officer
                                          (principal financial officer)