Form 10QSB
period 2001-06-30
PACE MEDICAL INC
filed 2001-08-14
CIK 814057

Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

             (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number 0-16257

Pace Medical, Inc.
(Exact name of small business issuer as specified in its charter)

Massachusetts	04-2867416

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

391 Totten Pond Road, Waltham, Massachusetts	02451

(Address of principal executive offices)	(Zip Code)

(781) 890-5656

(Issuer's telephone number including area code)

             Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒ No ☐

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2001.

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

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2001	DECEMBER 31, 2000

	(Unaudited)	(See note below)
ASSETS

Current assets:
Cash and cash equivalents	$1,147,388	$1,252,352
Accounts receivable	410,045	264,873
Inventories:
Raw materials	314,467	242,965
Work-in-process	129,617	147,547
Finished goods	72,916	214,966

	517,000	605,478
Other current assets	23,017	23,820

Total current assets	2,097,450	2,146,523
Plant and equipment, net	42,944	50,652
Other assets	144,800	121,051

TOTAL ASSETS	$2,285,194	$2,318,226

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$145,827	$117,304
Accrued expenses	28,892	65,397

Total current liabilities	174,719	182,701

Shareholders' equity:
Common stock, $.01 par value	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Cumulative translation adjustment	29,226	32,725
Accumulated deficit	(1,034,155)	(1,046,613)

	2,142,222	2,167,272

Less Treasury Stock, at Cost	(31,747)	(31,747)

Total Shareholders' Equity	2,110,475	2,135,525

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,285,194	$2,318,226

Note:          The balance sheet at December 31, 2000 has been taken from the audited financial statements at that date.

                    See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30		For the six months ended June 30

	2000	2001	2000	2001

Net Sales	$383,084	$248,263	$777,555	$688,471
Cost of sales	206,335	103,881	401,564	283,356

	176,749	144,382	375,991	405,115
Other operating expenses	214,141	211,555	391,339	402,135

Income (loss) from operations	(37,392)	(67,173)	(15,348)	2,980
Other income	14,574	14,848	27,806	29,682

Net income (loss)	$(22,818)	$(52,325)	$12,458	$32,662

Net income (loss) per share:
Basic	$(.01)	$(.02)	$.00	$.01

Diluted	$(.01)	$(.02)	$.00	$.01

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED

	JUNE 30

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:	$12,458	$32,662
Net income
Adjustments to reconcile net income to net cash
(Used in) provided by operating activities:
Depreciation and amortization	10,245	15,563
Change in assets and liabilities, net:	(125,130)	(83,649)

Net cash (used in) provided by operating activities	(102,427)	(35,424)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,537)	(5,089)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(104,964)	(40,513)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,252,352	$1,513,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,147,388	$1,473,001

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

2.             In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of June 30, 2001 and the results of their operations for the three and six months ended June 30, 2001 and June 30, 2000 and their cash flows for the six months ended June 30, 2001 and June 30, 2000.

3.             The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended June 30, 2001 or 2000.  Cost of sales for such periods was calculated primarily using standard cost methods.

4.             The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

5.             The denominator used to determine basic net income per share includes the weighted average common shares outstanding during the quarter.  The denominator used to determine diluted net income per share includes the shares used in the calculation of basic net income per share plus the weighted average options outstanding during the period using the treasury-stock method.

	For the three months ended June 30, 2001
	Income (loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net Income (loss)	$(22,818)
Weighted-average shares outstanding	-	3,354,870

Basic net income (loss) per share	$(22,818)	3,354,870	$(0.01)

Effect of dilutive securities	-	-

Diluted net income (loss) per share	$(22,818)	3,354,870	$(0.01)

	For the three months ended June 30, 2000
	Income (loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net Income (loss)	$(52,325)
Weighted-average shares outstanding	-	3,375,870

Basic net income per share	$(52,325)	3,375,870	$(0.02)

Effect of dilutive securities	-

Diluted net income (loss) per share	$(52,325)	3,375,870	$(0.02)

	For the six months ended June 30, 2001
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net Income	$12,458
Weighted-average shares outstanding	-	3,354,870

Basic net income per share	$12,458	3,354,870	$0.00

Effect of dilutive securities	-	13,815

Diluted net income per share	$12,458	3,368,685	$0.00

	For the six months ended June 30, 2000
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net Income	$32,662
Weighted-average shares outstanding	-	3,354,870

Basic net income per share	$32,662	3,375,870	$0.01

Effect of dilutive securities	-	103,245

Diluted net income per share	$32,662	3,479,115	$0.01

6.             The Company has adopted the provisions of SFAS No. 130," Reporting Comprehensive Income".  Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net Income (loss)	$(22,818)	$(52,325)	$12,458	$32,662
Currency Translation Adjustment	36,667	(33,786)	(3,499)	(44,065)

Total	$13,849	$(86,111)	$8,959	$(11,403)

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

As of June 30, 2001, the Company had cash and cash equivalents of $1,147,388 and working capital of $1,922,731.  Working capital decreased $41,091 since December 31, 2000 owing to an increase in product development expenditures.  The Company's cash flows have historically tracked its operational results.

The Company expects to maintain a sound financial base for the balance of fiscal 2001.  Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

Financial Results - Three Months ended June 30, 2001 versus Three Months ended June 30, 2000

Sales in the second quarter of 2001 increased 54% from the sales posted in the second quarter of 2000.  The increase in sales was caused by higher volume of products shipped to an international distributor.

The Company's margins in the second quarter were lower than those attained in 2000 (from 58% in 2000 to 46% in 2001).  This occurred due to higher than average international sales.  It should be noted that pricing is continuing to remain firm on all products.

Operating expenses were slightly higher in the three months ended June 30, 2001 versus the three months ended June 30, 2000.  Management anticipates some increase in its operating expenditures during the balance of 2001.

No tax benefit was recorded for the three months ended June 30, 2001 owing to uncertainty regarding the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net loss for the quarter was $22,818 or $.01 per share, representing a decrease in the loss of $29,507 from the comparable quarter in 2000.

Financial Results - Six Months ended June 30, 2001 versus Six Months ended June 30, 2000

Sales in the six months ended June 30, 2001 increased from the amount posted in the six months ended in June 30, 2000.  The increase in sales was primarily attributed to increased shipment of products to our international distributor.

The Company's margins for the year-to-date period were lower than those achieved in the first half of 2000 (from 59% in 2000 to 48% in 2001).  This occurred due to higher than average international sales.  It should be noted that pricing continued to remain firm on all products.

Operating expenses were lower for the six months ended June 30, 2001 versus the six months ended June 30, 2000.  Management anticipates some increase in its operating expenditures during the balance of 2001.

No tax provision was recorded for the six months ended June 30, 2001 owing to the Company's ability to use net operating loss carryforwards in both the U.S. and U.K.

Net income for the six months was $12,458 or $.00 per share, representing  a decrease of $20,224 from the comparable period in 2000.

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

PART II - OTHER INFORMATION

Item 4.              Submission of Matters to a Vote of Security Holders

             At the Company's Annual Meeting of Stockholders held on June 8, 2001, the following members were elected to the Board of Directors:

	Votes	Votes
	For	Withheld

Ralph E. Hanson	2,585,455	0
George F. Harrington	2,585,455	0
Derrick Ebden	2,585,455	0

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

PACE MEDICAL, INC.

(Registrant)

Date: August 14, 2001	/s/ Ralph E. Hanson

Ralph E. Hanson, President
and Chief Executive Officer
(principal executive officer)

Date: August 14, 2001	/s/ Ralph E. Hanson

Ralph E. Hanson, Chief
Financial Officer
(principal financial officer)