Form 10QSB
period 2001-09-30
PACE MEDICAL INC
filed 2001-11-14
CIK 814057

FORM 10-QSB

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001

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

(781) 890-5656
(Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2001.

3,375,870 shares of Common Stock, par value $.01 per share

PART I - FINANCIAL INFORMATION

Item 1.		Financial Statements.

	a)	Condensed Consolidated Balance Sheets

	b)	Condensed Consolidated Statements of Operations

	c)	Condensed Consolidated Statements of Cash Flows

	d)	Notes to Condensed Consolidated Financial Statements

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2001	DECEMBER 31, 2000
	(Unaudited)	(See note below)
ASSETS

Current assets:
Cash and cash equivalents	$1,234,464	$1,252,352
Accounts receivable	424,762	264,873
Inventories:
Raw materials	283,863	242,965
Work-in-process	97,021	147,547
Finished goods	64,808	214,966
	445,692	605,478
Other current assets	17,482	23,820
Total current assets	2,122,400	2,146,523
Plant and equipment, net	44,226	50,652
Other assets	145,235	121,051
TOTAL ASSETS	$2,311,861	$2,318,226

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$79,811	$117,304
Accrued expenses	41,264	65,397
Total current liabilities	121,075	182,701

Shareholders' equity:
Common stock	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Cumulative translation adjustment	32,161	32,725
Accumulated deficit	(990,788)	(1,046,613)
	2,222,533	2,167,272
Less Treasury Stock, at Cost	(31,747)	(31,747)
Total Shareholders' Equity	2,190,786	2,135,525

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,311,861	$2,318,226

Note:          The balance sheet at December 31, 2000 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2001	2000	2001	2000
Net Sales	$437,617	$233,007	$1,215,172	$921,478

Cost of sales	206,722	121,759	608,286	405,115

	230,895	111,248	606,886	516,363

Other operating expenses	198,140	184,430	589,479	586,565

Income (loss) from operations	32,755	(73,182)	17,407	(70,202)

Other income	10,612	10,196	38,418	39,878

Net income (loss)	$43,367	$(62,986)	$55,825	$(30,324)

Net income (loss) per share:

Basic	$.01	$(.02)	$.02	$(.01)

Diluted	$.01	$(.02)	$.02	$(.01)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$55,825	$(30,324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,555	12,922
Change in assets and liabilities, net:	(79,680)	(137,516)

Net cash (used in) provided by operating activities	(9,300)	(154,918)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(8,588)	(18,681)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,888)	(173,599)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,252,352	1,513,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,234,464	$1,339,915

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             The accompanying unaudited consolidated financial statements and these notes have been condensed and do not contain all disclosures required by generally accepted accounting principles.  See notes to audited consolidated financial statements contained in the Company's annual report.

2.             In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of September 30, 2001 and the results of their operations for the three and nine months ended September 30, 2001 and September 30, 2000 and their cash flows for the nine months ended September 30, 2001 and September 30, 2000.

3.             The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended September 30, 2001 or 2000.  Cost of sales for such periods was calculated primarily using standard cost methods.

4.             The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

5.             The denominator used to determine basic net income (loss) per share includes the weighted average common shares outstanding during the quarter.  The denominator used to determine diluted net income per share includes the shares used in the calculation of basic net income per share plus the weighted average options outstanding during the period using the treasury-stock method.

For the three months ended September 30, 2001

	Income (loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net Income (loss)	$43,367

Weighted-average shares outstanding	-	3,354,870

Basic net income (loss) per share	43,367	3,354,870	$0.01

Effect of dilutive securities	-	2,669

Diluted net income (loss) per share	$43,367	3,357,539	$0.01

	For the three months ended September 30, 2000
	Income (loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net Income (loss)	$(62,986)

Weighted-average shares outstanding	-	3,375,870

Basic net income per share	$(62,986)	3,375,870	$(0.02)

Effect of dilutive securities	-

Diluted net income (loss) per share	$(62,986)	3,375,870	$(0.02)

	For the nine months ended September 30, 2001
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net Income	$55,825

Weighted-average shares outstanding	-	3,375,870

Basic net income per shar	55,825	3,375,870	$0.02

Effect of dilutive securities	-	10,109

Diluted net income per share	$55,825	3,385,979	$0.02

	For the nine months ended September 30, 2000
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net Income	$(30,324)

Weighted-average shares outstanding	-	3,375,870

Basic net income per share	$(30,324)	3,375,870	$0.01

Effect of dilutive securities	-	-

Diluted net income per share	$(30,324)	3,375,870	$0.01

6.                 The Company has adopted the provisions of SFAS No. 130,  “Reporting Comprehensive Income".  Comprehensive income includes net income (loss)  and foreign currency translation adjustments.  Comprehensive income for the three and nine months ended September 30, 2001 and 2000 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2001	2000	2001	2000
Net Income (loss)	$43,367	$(62,986)	$55,825	$(30,324)

Currency Translation Adjustment	36,944	(13,464)	(564)	(57,529)

Total	$80,311	$(76,450)	$55,261	$(87,853)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

As of September 30, 2001, the Company had cash and cash equivalents of $1,234,464 and working capital of $2,001,325.  Working capital has increased slightly since December 31, 2000 owing to the Company’s slight net income over the first nine months of the year.

The Company expects to maintain a sound financial base for the balance of fiscal 2001.  Management continues to believe that the current level of working capital, coupled with the flexibility of the Company's cost structure, should suffice to ensure that on-going operations are financed adequately.

Financial Results - Three Months ended September 30, 2001 versus Three Months ended September 30, 2000

Sales in the third quarter of 2001 increased 88% from the sales posted in the third quarter of 2000.  The increase in sales was due to an increase in our international business and favorable foreign exchange conversion rates.

The Company's margins in the third quarter increased from those seen in 2000 (from 46% in 2000 to 53% in 2001).  This occurred due to a change in the product mix and favorable production variances.  It should be noted that pricing is continuing to remain firm on all products.

Operating expenses were higher in the three months ended September 30, 2001 versus the three months ended September 30, 2000 due to increased administration and marketing related expenses.  Management anticipates some increase in its operating expenditures during the balance of 2001.  This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the three months ended September 30, 2001 owing to the Company's ability to use net operating loss carry forwards in both the U.S. and United Kingdom.

Net income for the quarter was $43,367 or $.01 per share.  This represents a substantial increase in profitability over the results achieved in the third quarter of 2000.

Financial Results - Nine Months ended September 30, 2001 versus Nine Months ended September 30, 2000

Sales in the nine months ended September 30, 2001 increased 32% from the amount posted in the nine months ended in September 30, 2000.  This increase is due to an increase in our international business and favorable foreign exchange conversion rates.  The Company's margins for the year-to-date period decreased 6% from those of last year (from 56% in 2000 to 50% in 2001).  This occurred due to a change in the product mix and unfavorable production variances.

Operating expenses were flat  for the nine months ended September 30, 2001 versus the nine months ended September 30, 2000.  Management anticipates some increase in its operating expenditures during the balance of 2001.  This level will also suffice to maintain the Company's research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the nine months ended September 30, 2001 owing to the Company's ability to use net operating loss carry forwards in both the U.S. and U.K.

Net income for the nine months was $55,825 or $.02 per share, versus a net loss of $(30,324) or $(.01) per share for the comparable period in 2000.

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

PACE MEDICAL, INC.
(Registrant)

Date:	November 13, 2001	/s/ Ralph E. Hanson
Ralph E. Hanson, President
and Chief Executive Officer
(principal executive officer)

Date:	November 13, 2001	/s/ Ralph E. Hanson
Ralph E. Hanson, Chief
Financial Officer
(principal financial officer)