Form 10KSB
period 2001-12-31
PACE MEDICAL INC
filed 2002-03-28
CIK 814057

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10–KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                        to

Commission file number 0-16257

PACE MEDICAL, INC.

(exact name of small business issuer as specified in its charter)

Massachusetts	04-2867416
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

391 Totten Pond Road
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (781) 890-5656

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year.  $1,546,422

State the aggregate market value of the voting stock held by non–affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 90 days.  $593,961 as of March 20, 2002.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

3,354,870 shares of Common Stock, $.01 par value, as of March 20, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10–KSB (e.g., Part I, Part II, etc.) into which the document is incorporated; (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.          None.

PART I

Item 1.      Description of Business.

a.  Business Development.

Pace Medical, Inc. (the “Company”) is principally engaged in the design, manufacture and sale of single and dual-chamber temporary cardiac pacemakers, a dual-chamber pacing analyzer, percutaneous lead introducers, heartwires, surgical and temporary pacemaker extension cables, and related accessories.

The Company commenced operations effective March 16, 1985 when Ralph E. Hanson, the Company’s President and founder, acquired the outstanding capital stock of APC Medical Ltd. (“APC Medical”) from American Pacemaker Corporation, a subsidiary of Intermedics, Inc.  Unless otherwise specifically referenced herein, the term “Company” includes APC Medical.  Mr. Hanson was the founder of American Pacemaker Corporation and served as its president from 1975 until 1985.  American Pacemaker Corporation was acquired by Intermedics, Inc. in 1982.  The Company was incorporated in Massachusetts on May 29, 1985 and Mr. Hanson transferred the outstanding capital stock of APC Medical to the Company on January 1, 1986.

APC Medical is the successor to Devices Limited (“Devices”), a U.K. manufacturer of medical electronic equipment, permanent pacemakers and leads, and temporary pacemakers, which was a pioneer in the pacing industry.  After Devices was acquired by Johnson & Johnson Co., it was sold in 1978 to American Pacemaker Corporation and its name was changed to APC Medical Ltd.  APC Medical is a U.K. limited company with facilities located in Welwyn Garden City, Herts, England.  The Company’s acquisition of APC Medical provided the Company with a foreign based manufacturing operation and an international marketing and sales presence through a network of experienced sales representatives and distributors in the U.K., Europe, and other world markets.  A portion of the Company’s manufacturing continues to be done by APC Medical, and APC Medical markets the Company’s products outside the U. S. and Canada under the APC Medical name.  The Company is responsible for marketing in the U.S. and Canada and conducts most of its manufacturing and new product development operations in the U.S.

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

A pacemaker is an electronic device which stimulates an impaired heart, thereby causing it to beat at a rate which will meet normal bodily demands.  A pacemaker consists of two elements, a pulse generator (which provides the power source and the timing circuit) and a pacing lead (which conducts the electrical impulses from the pulse generator to the heart).  Temporary pacemakers are made for temporary external applications for short-term electrical conduction and cardiac rhythm disorders and are not implanted in a patient’s body.  In contrast, permanent pacemakers are implantable and made for longer term applications.  All pacemakers, whether temporary or permanent, are connected to the heart by a lead, which consists of an insulated wire and an electrode.

Pacemakers – whether temporary or permanent – are also characterized as either asynchronous pacemakers, which supply impulses to the heart at a fixed rate on a continuous basis, or “demand” pacemakers, which supply impulses to the heart on an “as needed” basis only when the natural heartbeat is inadequate.  Demand pacemakers are either ventricular demand pacemakers which supply impulses as needed to correct a heart’s irregular beating pattern or DDD dual chamber pacemakers, which supply impulses as needed to provide heartbeat regularity and in addition increase the heart’s pumping capacity.  Pacemakers, permanent or temporary, may also either be programmable or non programmable.  Programmable pacemakers may have one or more operational modes and each mode permits the attending physician to program different pacing parameters as dictated by the patient’s conditions.  Thus, a physician may use one multiple mode pacemaker to treat a variety of patient conditions with appropriate pacing parameters.  In this manner, a multiple mode pacemaker offers a physician the versatility to treat changing patient conditions with a single pacemaker.  In addition, because temporary pacemakers are reusable external devices, one multiple mode temporary pacemaker can be used repeatedly for different patients experiencing a variety of medical conditions.

Pacing leads – whether temporary or permanent – consist of an insulated wire, an electrode, and a connector.  The lead is usually inserted through a vein into the interior of the heart.  The temporary bipolar ventricular pacing leads are radiopaque, permitting viewing on diagnostic and monitoring equipment and utilize a polyurethane material as the outer insulator, stainless steel wire as the conductor, and are offered in 4, 5 and 6 French sizes.  These are compatible with all known temporary pacemakers being sold worldwide at this time.

The Company believes, based upon industry publications, that the worldwide market for temporary pacemakers, temporary pacing leads, pacing analyzers, myocardial heartwires, lead introducers, and surgical extension cables is approximately $100 million annually.  The Company further believes based upon management’s experience that in number of units sold, percent of market and dollar volume, the programmable DDD dual chamber temporary pacemakers will experience the fastest rate of growth of all lines in the temporary pacemaker business during the next five years.

Current Products

The Company has several products now being marketed in the U.S. that have received marketing approval from the U.S. Food and Drug Administration (“FDA”).  In general, FDA approval can be obtained by three means:  an application for approval under statutory section 510(k), a premarket approval application (“PMA”), or a supplemental premarket approval application (“SPMA”).  See “Government Regulation”.

A 510 (k) approval is the simplest manner in which a manufacturer may bring a new product to market.  In granting 510(k) approval, the FDA is allowing the marketing of a product based on its assessment that the product is “substantially equivalent” to devices which are already in the market and presents no new issues involving safety and effectiveness.  Approval of a 510(k) application by the FDA is not approval of the device itself as it is not based on an in depth examination of the product.

A PMA is the typical means by which a new product is introduced into the market when a 510(k) is not appropriate because: 1) new issues of safety and effectiveness may be involved, 2) there is no comparable pre–enactment, substantially equivalent device for comparison, and 3) the methodologies involved in the design and manufacture of the device may present safety issues of a compelling nature requiring an in depth review by the FDA.  If the product is a Class III device, a controlled clinical study to demonstrate safety and effectiveness may be required.  When the FDA issues its approval of a PMA, it is, in fact, approving the device itself for use in specific approved circumstances.

An SPMA is a means by which a new product may be approved by the FDA, when its characteristics and indications for use are similar to a PMA device, and its methods of design, manufacture and control present no new or unusual safety and effectiveness issues.  A controlled clinical study may still be a requirement for an SPMA approval.

All new products that are to be introduced to the United States market will require FDA approval prior to being made available for commercial marketing.  See “Government Regulation”.

The products currently marketed by the Company are as follows:

Temporary Cardiac Pacemakers.  The Company’s Model 4570 MICRO-PACE, dual-chamber, temporary cardiac pacemaker, is a programmable eleven (11) mode, “state of the art”, single and dual-chamber temporary cardiac pacemaker consisting of three (3) atrial modes, AOO, AAI, AAT, four (4) ventricular modes VDD, VOO, VVI, VVT, and four (4) dual modes DOO, DVI, DDI, DDD.  The MICRO-PACE is a technically advanced dual-chamber temporary cardiac pacemaker which utilizes a copyrighted computer software-based microprocessor design.  See “Licenses and Proprietary Technology”.  With the MICRO-PACE unit, the physician is able to select the proper physiological parameters in accordance with each individual patient’s needs.  The MICRO-PACE unit has features that address the typical complications previously associated with advanced dual-chamber pacing modes.  The simplified keyboard operation, visual display, built-in safety features, wide selection of parameter and operation modes, size and battery operation are all features that make the MICRO-PACE unit an innovation in temporary cardiac pacing.  The Model 4570 MICRO-PACE, dual-chamber, DDD, temporary cardiac pacemaker is an enhanced version of the Company’s original MICRO-PACE unit, Model 4553, which received FDA approval in 1991.  The Model 4570 received FDA SPMA approval in August, 1995.  It has the ability to sense, pace and track in the DDD mode at high-rates, thus allowing cardiologists and surgeons to address the needs of post-operative, open-heart patients, regardless of their age.  In particular, the device will greatly assist the recovery of both infants and young children, who have very fast atrial heart rates (180-210 bpm) and have developed temporary heart block, following open-heart surgery.  To the Company’s knowledge, the Model 4570, dual-chamber, temporary pacemaker was the first device of its kind in the world with the ability to sense and pace at high rates in the DDD mode, thereby restoring A-V synchrony and improving cardiac output.

The Company also manufactures three (3) types of single-chamber temporary cardiac pacemakers.  Model EV4542 and Model EV4543 are ambulatory units that  attach comfortably to the patient and allow for ambulatory pacing, if required.  They are highly desirable due to their small size and they offer a great deal of flexibility with regard to the selection of required pacing parameters.  These miniature pacemakers are battery operated and have over a decade of reliability and performance.  Model 4170 attaches to the patient’s bed rail and is more rugged in construction.  The Company believes based upon management’s experience in the market that APC Medical and its predecessors have supplied the majority of the temporary external pacemakers sold in the United Kingdom.

Pacing Analyzer.  The Model 4800 AccuPace™, dual-chamber pacing analyzer, combines the benefits of dual-chamber multi-mode, multi-parameter pacing with testing features that evaluate, display, store, and print out the important characteristics of the patient’s lead system.  The temporary pacing feature allows the physician to perform pre-implant stimulation studies of the basic pacing parameters and functions on the patient prior to the implantation of a permanent pulse generator.  Considerable attention has been paid in the design of this product to the “user friendly” aspects of its operation.  The Company received 510(k) approval from the FDA covering the Model 4800 AccuPace™, dual-chamber, pacing analyzer in September, 1994.

Lead Introducers (Peel-Away).  The Company’s line of disposal percutaneous lead introducers provides for a temporary access to a vein so that a permanent pacing lead can be positioned within the heart.  This product line includes seven sizes consisting of 7, 8, 9, 10, 10.5, 11 and 12 French types.

Extension Cables.  The Company manufactures a wide variety of temporary cardiac pacemaker extension cables and surgical extension cables in order to satisfy the many different applications encountered during patient pacing.  The extension cables can be used with most manufacturers’ temporary external pacemakers and pacing system analyzers currently being marketed.  Many of the cables can be resterilized after use, while others are disposable.  All have protected connector pins to prevent a potential safety hazard.

New and Proposed Products

The Company generally introduces a new product outside the United States first and, upon the receipt of FDA approval, commences marketing of the product in the United States.  Introduction of all of the Company’s new products in the United States is subject to FDA approval.  See “Current Products” and “Government Regulation”.  The Company received SPMA approval from the FDA of two proposed products in 2001.   Additional state-of-the art temporary pacing products are in development.  The Company intends to file appropriate regulatory submissions with the FDA covering these devices during the year 2002.

Marketing

The Company’s temporary cardiac pacemakers and associated accessories are sold to hospitals both domestically and abroad to OEM accounts and through independent sales representatives and independent distributors.

Domestic Sales (North America).  The Company’s domestic sales consist primarily of single and dual-chamber temporary pacemakers shipped to OEM accounts under either private labels or the Company’s name.  The Company also utilizes manufacturers’ representatives and distributors.  The Company oversees and supports the representative and distributor organizations.

International Sales.  The Company has entered into a distributor arrangement with respect to certain international markets with APC Cardiovascular Ltd., an entity controlled by Derrick Ebden, who is a director of the Company and the former managing director of APC Medical.  APC Cardiovascular sells the Company’s products directly and through a network of approximately thirty (30) distributor organizations extending from Ireland to Japan.  APC Cardiovascular and these distributors are experienced in selling medical (cardiovascular) products and well established in the territories that they cover.

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

The establishment of customer relationships with physicians is an important competitive factor in the industry.  Although a company’s products themselves must be competitive for a company to compete successfully, an experienced salesperson with established physician rapport may overcome small differences in products.  While the Company, therefore, depends upon the sales activities of its representatives, the Company does not believe that the loss of any one sales representative would adversely affect its business.

The Company’s distributors and sales representatives are not restricted in marketing products that compete with the Company’s products.  The Company believes that its distributors and sales representatives do not presently market competing temporary cardiac pacemakers, but do presently market competing accessory products.

During 2001, 83% of the Company’s sales were to two customers.  During 2000, 84% of the Company’s sales were to two customers.

Working Capital Practices.

In the United States, the Company sells its pacing products through independent sales representatives, OEM accounts, and distributors.  The OEM accounts and distributors buy pacemakers directly from the Company and are billed at a discounted rate, 30 days net.  Many of the Company’s products are sold on a factory direct basis or through sales representatives, and the Company bills the hospitals directly.  The Company generally pays the representative its commission during the month following the collection of funds.  The Company’s practice is to attempt to realize accounts receivable within 30 to 60 days after shipment.  The Company believes, based upon management’s experience, that the foregoing working capital practices are similar to those of the pacemaker industry in general.

Since in most cases an insurance company or government program, including Medicare and Medicaid programs, reimburses the hospital or patient for pacemakers, any future reductions in government funding of health insurance may limit funds available to certain government third-party payers to pay for the Company’s products, thereby adversely affecting the Company’s sales.

The nature of the Company’s pacemaker products requires that sufficient inventories of finished goods and critical components be maintained to insure that the rapid delivery requirements of its customers are met.  The Company currently maintains inventories of finished goods and of certain components to meet foreseeable requirements of several months.  See “Sources of Supply”.

Product Warranties

Temporary Cardiac Pacemakers and Pacing Analyzers.  Temporary cardiac pacemakers and pacing analyzers carry a one year warranty.  The Company warrants these products to be free from defects in materials for one (1) year from the date of delivery when operated in accordance with the written operating instructions which accompany the instrument.  The Company’s obligations under this warranty are limited to repair or replacement of parts found to be defective during the warranty period.  Expendable items, such as batteries, straps, and extension cables are not covered in this warranty.  The Company believes, based upon management’s experience, that these warranty items are consistent with practice in the pacemaker industry in general.

Product Liability and Limits of Insurance Coverage

Because the Company’s temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company’s liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance.  The Company maintains product liability coverage outside the United States with annual limits of £1,000,000 (approximately $1,456,000 as of December 31, 2001) per occurrence and in the aggregate.  The Company does not have product liability insurance in the United States, and any claim could adversely affect the Company’s financial condition and results of operations.  The Company believes, based upon management’s experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads.  However, the cost of recalling its products upon discovery of any material defects would be substantial and could have an adverse effect on the Company and its financial condition and results of operations.

Research and Product Development

The Company continually engages in programs of product improvement and new product development.  Research and development activities are carried on in the Company’s own laboratories by the equivalent of three full time employees.  These technically trained employees also devote part of their time to clinical evaluation and operational activities with respect to existing products.  In addition, the Company utilizes, when needed, independent high technology, engineering consultants for new product development projects.  The acquisition of new products and/or technology transfer is also available through licensing arrangements with other firms.  See “Patents and Licenses”.  The Company also has a Medical Advisory Board consisting of two physicians specializing in cardiology and surgery and utilizes its individual members for advice and consultation on development and improvement of the Company’s products.

During the years ended December 31, 2000, and December 31, 2001, the Company expended $242,007 and $197,676, respectively, on product development.

Quality Assurance

Quality control procedures begin upon the receipt of raw components and materials and continue during production and after final assembly.  The Company keeps accurate and concise quality control and production records for each temporary pacemaker and all other products manufactured.

The Company’s quality control testing of components, sub-assemblies and final products is extensive.  Approximately three employees are engaged in inspection and quality control activities.  Because of the life-enhancing function pacemakers perform, all pacing system components and related products are manufactured to precise specifications.

Sources of Supply

Many of the components incorporated by the Company in its pacemaker products are produced to its specifications by various suppliers.  While it is the Company’s policy to qualify a limited number of suppliers of components, the Company maintains a list of alternate sources of supply and intends to maintain a sufficient amount of inventory in order to minimize disruptions if conditions require selecting substitute vendors.  The Company believes, based upon management’s experience, that alternate sources of supply for most components could be qualified within sufficient time to avoid production delays.  The Company purchases approximately 80% of its component parts in the United States with the remainder being purchased in Europe.  The failure to obtain necessary quantities of materials or components in a timely fashion from vendors who are sole suppliers would have an adverse effect on the Company.

The Company’s products, which are primarily manufactured in the U.S., are assembled on a contract basis by outside contractors.  The Company believes that alternate contractors would be available if such contractor were to cease operation, which the Company does not anticipate happening.  However, any cessation of operations by such contractor would disrupt the Company’s U.S. production and might adversely affect the Company’s business.

Government Regulation

Since temporary pacemakers and temporary pacemaker leads are “devices” as defined by the Federal Food, Drug, and Cosmetic Act, as amended (21 U.S.C. 321 et seq.) (the “Act”), all of the Company’s pacemaker products are subject to the regulatory authority of the United States Food and Drug Administration (“FDA”).  This authority was substantially increased by the passage of the Medical Device Amendments of 1976 in May 1976.

Under the Act, the FDA has authority to: (i) set mandatory performance standards for medical devices; (ii) classify devices which need premarket clearance by the FDA to provide reasonable assurances of safety and effectiveness and require submission of proof of safety and effectiveness prior to the marketing of such devices; (iii) regulate clinical testing of new devices; (iv) establish “good manufacturing practices” which must be observed in the manufacture of devices; (v) require the registration of device manufacturers and their products; (vi) conduct periodic detailed inspections of device manufacturing establishments and, for some devices, inspections of records found in such establishments; (vii) establish record–keeping and reporting requirements; (viii) require reporting of product defects to the FDA; (ix) require defect notification and replacement or repair of defective products, or refund of their purchase price and reimbursement of certain associated cost of consumers and distributors, without relieving manufactures of tort liability for any injury resulting from the defect; (x) “ban” a device found to present substantial deception or an unreasonable or substantial risk of illness or injury; (xi) require that all labels and labeling for a device be adequate and truthful; and (xii) regulate the advertising of certain devices.  The FDA has published regulations with respect to most of the categories outlined above, including regulations establishing good manufacturing practices that apply to all of the Company’s operations, regulations classifying “devices” and regulations regarding clinical testing of new devices.

Under the FDA regulations implementing the 1976 Amendments, the Company’s pacing leads and temporary cardiac pacemakers are classified as “Class III” medical devices.  The Act requires “premarket approval” by the FDA of new “Class III” medical devices as a condition for “commercial distribution” of such devices and approval of substantial changes in current products prior to the products being commercially distributed.  Obtaining such approval requires the filing of applications with the FDA containing proof that the products are safe and effective.  This process can be both costly and time consuming.

Medical devices which are “substantially equivalent” to devices marketed in interstate commerce prior to May 28, 1976 may be sold commercially upon FDA determination of such substantial equivalence.  The Company has obtained favorable FDA determination letters with respect to many of its current pacemaker products.  The Company will be seeking similar FDA determination of substantial equivalence on other products.  See “Business-New and Proposed Products”.

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

Where a device is found to be in violation of the requirements of the Act or regulations thereunder, the FDA is authorized to seek an injunction against the further manufacture and distribution of the device and to have the device seized.  The FDA may itself administratively restrain a device for up to 30 days pending institution of further regulatory action.  In addition to these remedies, the FDA may seek criminal penalties against corporations and individuals who ship or cause the shipment of prohibited devices in interstate commerce or who otherwise violate the Act.  Finally, the FDA has developed a “recall” procedure under which a manufacturer or distributor may be requested to remove a product from interstate commerce if that product violates the Act.

Pursuant to its regulatory authority, the FDA has conducted routine inspections of the Company’s manufacturing facilities, none of which has resulted in any action by the FDA to impose administrative or judicial sanctions against the Company, or in any interruption of commercial distribution of the Company’s products.

The FDA’s regulatory authority over devices continues after the product is approved for marketing, and the FDA may pursue its remedies described above if it finds that the device proves to be unsafe or ineffective.  To date, the FDA has made no such determination with respect to any of the Company’s products and the Company has no reason to believe that the FDA will do so in the future.  If there should be substantial failures in any of the Company’s products presently being sold, it is likely that such products would have to be taken off the market either pursuant to FDA action, or otherwise, and the Company’s business would be adversely affected.

Certain states may also regulate medical devices, but such state regulation, if different from federal requirements, must have prior  FDA approval.  The Company’s products are also subject to various regulations by governments outside the United States.

Many foreign countries have regulations similar to the FDA that must be adhered to.  Also the Department of Health and Social Security in the U.K. carefully monitors the performance of U.K. manufacturing companies.  The Company believes that its products are in compliance with such other regulations.

In 1993, member countries of the European Union established minimum standards for certain medical devices which were to be sold there after June 13, 1998.  These requirements are set forth in what has become known as the “Medical Device Directive”.  Companies manufacturing such devices were required to become registered as meeting the quality system requirements for the medical products, a version of ISO 9000, known as EN 46000.  Additionally, products to be sold in the European Union had to be independently certified as meeting the requirements of the Medical Device Directive on issues involving safety, labeling and performance.  Both of these matters are handled by independent organizations known as “Notified Bodies”.  British Standards Institution (BSI) was chosen as the Company’s Notified Body in 1997.  The Company was successful in obtaining registration to EN 46001 (ISO 9001) and in obtaining certification of its products, all of which now bear the CE Mark.

Foreign Operations

For the years ended December 31, 2000 and December 31, 2001, revenues from foreign customers, including export sales, totaled $775,461 and $1,228,288, respectively (approximately 63% and 79%, respectively, of net sales).  APC Medical assembles a portion of the Company’s products in the United Kingdom for shipment to foreign and domestic customers.  APC Medical manufactures temporary pacemakers, temporary pacemaker extension cables, and surgical extension cables in its own facility for its foreign customers.  See “Notes to Consolidated Financial Statements”.

The Company’s operations can be affected by currency fluctuations.  Fluctuations between the pound and the dollar can affect the Company’s position in international competition, with a strengthening of the dollar making its products less expensive to customers in the United States and a weakening of the dollar making its products more expensive to customers in the United States.  In addition, the Company’s foreign business is subject to the usual risks incident to operating abroad, including currency restrictions, currency adjustments and changes in foreign laws.

Employees

At December 31, 2001, the total number of the Company’s full-time employees was 12.  APC Medical employed 6 of these employees.  The Company believes, based upon management’s opinion, that its relations with its employees are satisfactory.

Licensing and Proprietary Technology

The Company does not own any significant patents covering the technology incorporated in the Company’s products.  The Company is not aware that any of its products infringe on patents owned by others, however, the Company has not conducted a formal patent search to determine whether any of its products so infringe and there can be no assurance that the technology used in the Company’s products may not be covered by an existing or future patent owned by others.  If it is determined that the Company is infringing, then it is the Company’s intention to acquire licenses covering such technology, to the extent that licenses are available under such patents.  It is the Company’s belief that the payments of additional reasonable royalties would not impair its business.  However, if the owner of such a patent refused to grant a license to the Company, then one or more of the Company’s products might be at a competitive disadvantage in the market.  If the Company should decide to incorporate such technology into its products without first obtaining a license, the Company could be enjoined from marketing the product, which would adversely affect the Company’s business.

The Company is relying on the laws governing trade secrets and copyright to protect the software embodied in its products.  Despite these precautions, it may be possible to copy or otherwise obtain and use the Company’s products and technology without authorization.  While the Company intends to vigorously prosecute any such unlawful use of its trade secrets or copyrights, there can be no assurance that it will be successful in any such prosecution.

Competition

In the temporary pacemaker market, the Company is in competition with approximately three (3) companies.

The manufacturers of temporary pacemakers market their products on a direct basis, through manufacturers’ representatives and distributors, or to OEM implantable pacemaker manufacturers.  The Company intends to expand its share of this OEM market during 2002.

Many of the Company’s competitors use direct sales people who are controlled by, and sell pacemakers and other medical products exclusively for, their employers, unlike the Company’s independent sales representatives and distributors who direct their own activities and sell medical products manufactured by other companies.  Due to its limited resources, the Company has not to date been able to render specialized customer services equivalent to those provided by such manufacturers.

There are several foreign manufacturers developing and marketing temporary pacemakers.  Foreign manufacturers may receive the benefit of national and local laws protecting them from outside competition.

Product characteristics (including reliability, performance and longevity), design (lightness, compactness and contours), salesperson/physician relationships, warranty terms, service and price are all competitive factors in the industry.  The Company believes, based upon management’s experience, that it maintains a competitive position with respect to most of these elements.  Since the Company’s salespeople are not direct employees of the Company, the Company may have less control over salesperson/physician relationships than certain of its competitors whose salespeople are direct employees.

With the rapid progress of medical technology, and in spite of continuing research and development progress, the Company’s products are always subject to the risk of being rendered obsolete by the introduction of new products or techniques.

Some of the conditions and diseases which the Company’s pacemakers are designed to treat may, in some cases, also be treated by drug therapy.  The Company does not deem itself to be in direct competition with pharmaceutical companies because, at present, drug therapy is infrequently a viable alternative to the use of a pacemaker.  However, new drugs and methods of therapy may be developed by pharmaceutical or other health care companies which might compete with the Company’s products.  Most of such companies are larger than the Company and possess more substantial research facilities and other resources.

Environmental Laws

Due to the nature of its activities, the Company does not believe that compliance with environmental laws and regulations will have a materially adverse effect on its financial condition or operations.

Item 2.                                   Description of Property.

The Company occupies approximately 3,500 square feet of space in Waltham, Massachusetts, which it uses for offices, engineering and inventory storage.  The Company occupies this space pursuant to a lease that expires in June, 2002, with an annual basic rent of approximately $80,500 or approximately $23.00 per square foot.  The Company anticipates that this lease will be renewed for an additional one-year term.

In addition, APC Medical leases approximately 5,000 square feet of manufacturing and office space located in Welwyn Garden City, Herts, England at a current annual rent of approximately £28,500 ($41,000) or approximately £5.70 ($8.20) per square foot.  The lease expires in 2006 and contains provisions requiring upward revision of the rent every five years.

The Company believes, based upon management’s evaluation of its future space needs, that the Company’s facilities in Waltham and England are adequate.  In addition, in the opinion of the Company’s management, the Company’s facilities are adequately insured.

Item 3.                                   Legal Proceedings.

Neither the Company nor APC Medical is a party to any material legal proceedings.

Item 4.                                   Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.                                   Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock is quoted on the National Association of Securities Dealers, Inc.’s OTC Bulletin Board under the symbol PMDL.  The following table sets forth, for the periods indicated, the closing quote on the OTC Bulletin Board.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not reflect actual transactions.

Closing Quote
Fiscal Year Ended December 31, 2000 (OTC)
First Quarter	$0.91
Second Quarter	$0.63
Third Quarter	$0.62
Fourth Quarter	$0.37

Fiscal Year Ended December 31, 2001 (OTC)
First Quarter	$0.33
Second Quarter	$0.36
Third Quarter	$0.30
Fourth Quarter	$0.30

As of March 20, 2002, there were 81 record holders of the Company’s Common Stock.

The Company has never paid any dividends and does not have any intention of paying any dividends in the foreseeable future.

Item 6.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of December 31, 2001, the Company had cash and cash equivalents of $1,436,366 and working capital of $1,871,254.  This contrasts to comparable cash and working capital positions at December 31, 2000 of $1,252,352 and $1,963,822.

The increase in the Company’s liquidity since the beginning of the fiscal year is primarily attributable to an increase in cash flow from operations.  The Company’s cash flows have historically tracked its operational results.

In March, 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 100,000 shares of its common Stock.  As of March 15, 2002, 46,000 shares had been repurchased under the program for $31,747.

Management continues to believe that the current level of working capital coupled with the flexibility of the Company’s cost structure, should suffice to ensure that its on-going operations are financed adequately in fiscal 2002.  On this basis, management has no immediate plans to seek additional financing.  In the long term, however, additional equity financing may be sought to continue to fund research and development and to expand the Company’s marketing operation.

Results of Operations - Year Ended December 31, 2001 versus Year Ended   December 31, 2000

Sales increased by 30% from $1,189,588 in 2000 to $1,546,422 in 2001.  The increase was primarily attributable to an increase in the Company’s international business and favorable foreign exchange conversion rates.

Gross margins for 2001 were approximately 49% verses 57% in 2000.  The decrease was due to a change in the product mix and unfavorable production variances.   It should be noted that prices continued to remain firm on all products.

Operating expenses decreased $86,418, or 10% in 2001 to $812,012 from 2000 operating expenses of $898,430.  The decrease was attributable to lower exchange rates in 2001 (and the resulting impact on APC costs and expenses) and to lower compensation expenses.  Management anticipates some increase in its operating expenditures in 2002.

The Company has reflected a tax provision of $38,363 on its financial statements for 2001 representing taxes paid in the UK as APC income.  No US tax was provided for in 2001.  The Company has reflected no tax provision on its financial statements for 2000 because of its ability to utilize net operating loss carry forwards in both the U.S. and the U.K.

Net loss for 2001 was $38,669 or $(.01) per diluted share for the year ended December 31, 2001.  This contrasts with the 2000 net loss of  $159,095 or $(.05) per diluted share.  The reduction in net loss was primarily due to higher sales.

Management believes that inflation has had no impact on either net sales or income in the previous two years.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133), which the Company adopted in 2001.  SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, “ and Accounting Principles Board Opinion No. 30, “Reporting Results of

Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  The statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment but amends the accounting and reporting standards for segments of a business to be disposed of.  The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001.  The Company does not expect the adoption of SFAS No. 144 will have a material impact on the Company’s financial position or results of operations.

Factors That May Affect Future Results

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties.  In particular, statements contained in this report which are not historical facts (including but not limited to the Company’s expectations regarding business strategy, new product availability, pricing, anticipated operating results, market share, operating expenses, and anticipated working capital) may be “forward-looking” statements.  The Company’s actual results may differ from those stated in any forward-looking statements.  Factors that may cause such difficulties include, but are not limited to, risks associated with the introduction of new products including supplier performance, development of markets for new products offered by the Company, the Company’s relationships with distributors and OEM’s, the economic health of such OEM’s, government regulation, competition, and general economic conditions.

Item 7.                                   Financial Statements.

The Company’s financial statements are set forth below:

i.	Independent Auditors’ Report
ii.	Consolidated Balance Sheets
iii.	Consolidated Statements of Operations
iv.	Consolidated Statements of Changes in Shareholders’ Equity and of Comprehensive Income (Loss)
v.	Consolidated Statements of Cash Flows
vi.	Notes to Consolidated Financial Statements

Item 8.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9.                                   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Ralph E. Hanson	73	President, Chief Executive Officer, Treasurer, and Chairman of Board of Directors
Derrick Ebden	51	Director
Drusilla F. Hays	52	Vice President and Clerk
George F. Harrington	65	Director

Each Director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified.  Except as noted below, no officer holds his/her office for a fixed term and the Board of Directors may terminate any officer’s term of office.  No family relationships exist among the Company’s Directors and executive officers.

Ralph E. Hanson is the Company’s founder and has been its President, Treasurer, Chief Executive Officer and a Director since the Company’s incorporation in 1985.

Derrick Ebden has been a Director of the Company since its incorporation in 1985.  Mr. Ebden has been the Managing Director of APC Cardiovascular Ltd., a distributor of medical devices, since March, 1990.  See Item 12.  Certain Relationships and Related Transactions.  Prior to that time, Mr. Ebden served as the Managing Director of the Company’s subsidiary, APC Medical Ltd., since 1982 and had been a Vice President of the Company since its incorporation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, the Company’s directors and executive officers and any other persons holding more than ten percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission.  During the fiscal year ended December 31, 2001, except as set forth below, all of these filing requirements were satisfied.  In making these disclosures, the Company has relied solely on written representations of its directors, executive officers, and ten percent stockholders, and copies of reports that they have filed with the Securities and Exchange Commission.   Mr. Hanson filed a Form 4 after the date specified therefor to report one purchase in 2001.

Item 10.                            Executive Compensation.

1.  Summary of Annual Compensation

The table set forth below shows the annual compensation for the three fiscal years ended December 31, 2001 paid by the Company to its President and Chief Executive Officer (the “named executive officer”).  No other executive officer received a total annual salary and bonus in excess of $100,000 in any such fiscal year.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Awards Securities Underlying Options (#)
Ralph E. Hanson,	2001	140,063	—	—	100,000
	2000	139,063	—	—	—
Chief Executive Officer	1999	127,688	—	—	—

2.  Stock Options

The table set forth below shows information regarding individual grants of stock options by the Company to the named executive officer for the fiscal year ended December 31, 2001.

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($)(2)	Expiration Date
Ralph E. Hanson	100,000	49%	$.32	1/03/06

(1)                          Represents shares of Common Stock subject to a five-year non-qualified option granted in January, 2001.

(2)                          The Board of Directors determined that the fair market value of the Company’s Common Stock was $.32 per share on the date of grant.

The table set forth below shows information regarding the value of unexercised stock options held by the named executive officer at December 31, 2001.

Aggregate Option Values At Fiscal Year End

	Number of Securities Underlying Unexercised Options at FY-End (#) Unexercisable		Value of Unexercised In-the- Money Options at
Name	Exercisable	Unexercisable	FY-End (1)
Ralph E. Hanson	100,000	0	0

(1)  Represents the fair market value of the Company’s Common Stock on December 31, 2001 ($0.30 per share based on the closing quote on such date on the OTC Bulletin Board) minus the exercise price per share, of the exercisable options, multiplied by the number of shares subject to the option.

Mr. Hanson did not exercise any options during the fiscal year ended December 31, 2001.

3.  Employment Contracts

On June 1, 2001, the Company entered into a three year employment agreement with Mr. Hanson.  Under the terms of this agreement, Mr. Hanson agreed to serve as the Company’s President and Chief Executive Officer at salary of not less than $139,000 per annum, and the Company agreed that he would be eligible for such fringe benefits as are generally made available by the Company to its employees.  In addition, the agreement also imposes upon Mr. Hanson certain confidentiality requirements and certain restrictions regarding his ability to compete with the Company following the termination of his employment.

4.  Director Compensation

The Company’s directors receive no cash compensation in consideration for serving on the Board of Directors.  However, in January, 2001, the Company granted to each of George F. Harrington and Derrick Ebden a five year non-qualified stock option to purchase 50,000 shares of Common Stock at an exercise price of $.32 per share, which was determined by the Board of Directors to be the fair market value of the Company’s Common Stock on the date of grant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

1.  Certain Beneficial Owners.

As of March 15, 2002, the only stockholders known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding shares of Common Stock were Ralph E. Hanson, who is a director, and Paul J. LaRaia, M.D. of 45 Ravine Road, Wellesley, Massachusetts 02481, who is the beneficial owner of 331,000 shares of Common Stock or 9.9% of the outstanding Common Stock.  The number of shares owned beneficially by Mr. Hanson and the percentage of the outstanding Common Stock represented by such shares is set forth in tabular form below.

2.  Beneficial Ownership of Management.

Each of the persons named in the following table has furnished the respective information shown

Name, Address, & Offices Held with the Company

	Shares Beneficially Owned as of March 15,2001

			Percentage of Class

Ralph E. Hanson Pace Medical, Inc. 391 Totten Pond Road Waltham, MA 02154 President, Chief Executive Officer, Treasurer, and Chairman of the Company	1,053,000	(1)	30.0%

Derrick Ebden APC Cardiovascular Ltd. 18 Macon Court Macon Way Crewe Cheshire CW1 1EA, England Managing Director of APC Cardiovascular Ltd.	124,000	(2)	3.6%

George F. Harrington Boston Equity Management Co. 13 Waldron Court Marblehead, MA 01945 Director of the Company	127,000	(3)	3.7%

Directors and Officers as a Group	1,304,000	(4)	36.1%

(1)  Includes 100,000 shares of Common Stock which Mr. Hanson has a right to acquire within 60 days pursuant to the exercise of options.  Includes 73,000 shares and options to acquire 60,000 shares held by Mr. Hanson’s spouse, beneficial ownership of which is disclaimed by Mr. Hanson.

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

Mr. Hanson, as beneficial owner of 30.0% of the outstanding Common Stock of the Company, Chairman of the Company’s Board of Directors, and the Company’s founder, may be deemed a controlling person of the Company under the Securities Exchange Act of 1934.

Item 12.  Certain Relationships and Related Transactions.

In March, 1990, the Company entered into an agreement with APC Cardiovascular Ltd. (“Cardiovascular”), a company in which Derrick Ebden, a Director of the Company, is Managing Director and a principal stockholder, pursuant to which Cardiovascular was appointed the sole distributor of the Company’s products outside of North and South America on normal trade terms.  Such agreement does not have a fixed term, but is terminable by either party upon one year’s advance written notice.  Prior to leaving the employment of the Company in March, 1990 in connection with the Company’s downsizing of its operations in the United Kingdom, Mr. Ebden had been in charge of the Company’s marketing efforts outside of North and Central America through the Company’s subsidiary, APC Medical Ltd.  The Company made sales to Cardiovascular of approximately $690,444  during 2000 and $1,114,888 during 2001.  All such sales were made on normal trade terms.

Item 13.  Exhibits and Reports on Form 8–K.

a.             Exhibits.

3.1		Restated Articles of Organization of the Registrant.
3.2		By-laws of the Registrant, as amended (filed herewith).
4.1		Specimen Certificate for shares of Common Stock, $.01 par value.
10.1

License to Assign Lease among The John Laing Pension Trust Limited, Data Design Techniques Limited and D.D.T. Maintenance Limited, and APC Medical Ltd. — (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by this reference).

10.2		Distributor Agreement dated as of March 12, 1990 with APC Cardiovascular Ltd.
10.3	*

Form of Non-Qualified Stock Option Agreement used on January 3, 2001- (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 and incorporated herein by this reference).

10.4	*

Employment Agreement dated as of June 1, 2001 with Ralph E. Hanson (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by this reference).

22		Subsidiaries of the Registrant.

*Management contract or compensatory plan or arrangement.

Unless otherwise specified, all of the foregoing exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18, No. 33-13927-B, as amended, and are incorporated herein by this reference.

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

(Registrant)	PACE MEDICAL, INC.

	By:	/s/ RALPH E. HANSON
Ralph E. Hanson, President

	Date	March 27, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RALPH E. HANSON
Ralph E. Hanson, Director, Principal
Executive, Financial, and Accounting Officer

Date	March 27, 2002

/s/ GEORGE F. HARRINGTON
George F. Harrington, Director

Date	March 27, 2002

/s/ DERRICK EBDEN
Derrick Ebden, Director

Date	March 27, 2002

Pace Medical, Inc. and

Wholly Owned Subsidiary

Independent Auditors’ Report

Consolidated Financial Statements

Years Ended December 31, 2001 and 2000

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
Pace Medical, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of Pace Medical, Inc. and its wholly owned subsidiary (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity and of comprehensive loss, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Boston, Massachusetts

March 4, 2002

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000
CURRENT ASSETS:
Cash and cash equivalents	$1,436,366	$1,252,352
Accounts receivable	52,010	115,186
Accounts receivable — related party	150,440	149,687
Inventories:
Raw materials	289,381	242,965
Work in process	35,495	147,547
Finished goods	114,901	214,966
Prepaid expenses	24,222	23,820

Total current assets	2,102,815	2,146,523

PROPERTY AND EQUIPMENT:
Machinery and equipment	54,719	98,874
Office furniture, equipment and improvements	49,036	31,297
Computer equipment	86,014	58,228

Total property and equipment	189,769	188,399

Less accumulated depreciation and amortization	(149,961)	(137,747)

Property and equipment — net	39,808	50,652

OTHER ASSETS — Net	169,624	121,051

TOTAL ASSETS	$2,312,247	$2,318,226

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$133,366	$117,304
Accrued expenses	98,195	65,397

Total current liabilities	231,561	182,701

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value — authorized, 5,000,000 shares; issued, 3,400,870 shares	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Accumulated other comprehensive income	16,555	32,725
Accumulated deficit	(1,085,282)	(1,046,613)

Subtotal	2,112,433	2,167,272

Treasury stock, at cost (46,000 shares in 2001 and 2000)	(31,747)	(31,747)

Total shareholders’ equity	2,080,686	2,135,525

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,312,247	$2,318,226

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
NET SALES:
Customers	$431,534	$499,144
Related party	1,114,888	690,444

Total net sales	1,546,422	1,189,588

COST OF SALES	783,505	512,386

GROSS PROFIT	762,917	677,202

OPERATING EXPENSES:
Selling, general and administrative	614,336	656,423
Engineering/development	197,676	242,007

LOSS FROM OPERATIONS	(49,095)	(221,228)

OTHER INCOME, Primarily interest	48,789	62,133

LOSS BEFORE INCOME TAX EXPENSE	(306)	(159,095)

INCOME TAX EXPENSE	38,363	—

NET LOSS	$(38,669)	$(159,095)

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.05)

Diluted	$(0.01)	$(0.05)

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND OF COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2001 AND 2000

	Common Stock		Additional Paid-in	Accumulated	Comprehensive	Accumulated Other Comprehensive	Treasury	Total Shareholders'
	Shares	Value	Capital	Deficit	Loss	Loss	Stock	Equity
BALANCES, JANUARY 1, 2000	3,400,870	$34,009	$3,147,151	$(887,518)		$89,606	$(18,687)	$2,364,561
Purchases of treasury stock	—	—	—	—		—	(13,060)	(13,060)
Net loss	—	—	—	(159,095)	$(159,095)	—	—	(159,095)
Cumulative translation adjustments	—	—	—	—	(56,881)	(56,881)	—	(56,881)

Comprehensive loss					$(215,976)

BALANCES, DECEMBER 31, 2000	3,400,870	34,009	3,147,151	(1,046,613)		32,725	(31,747)	2,135,525

Net loss	—	—	—	(38,669)	$(38,669)	—	—	(38,669)
Cumulative translation adjustments	—	—	—	—	(16,170)	(16,170)	—	(16,170)
Comprehensive loss					$(54,839)

BALANCES, DECEMBER 31, 2001	3,400,870	$34,009	$3,147,151	$(1,085,282)		$16,555	$(31,747)	$2,080,686

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,669)	$(159,095)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	23,196	28,215
Write-off of patent costs	—	9,950
Unrealized foreign exchange transaction losses	2,410	2,081
Changes in assets and liabilities:
Accounts receivable	58,645	42,477
Prepaid expenses	(916)	16,141
Inventories	159,089	(110,165)
Accounts payable	15,708	39,942
Accrued expenses	33,555	(554)

Cash provided by (used in) operating activities	253,018	(131,008)

CASH FLOWS USED IN INVESTING ACTIVITIES — Purchases of property and equipment	(61,890)	(86,174)

CASH FLOWS USED IN FINANCING ACTIVITIES — Purchases of U.S. Treasury stock	—	(13,060)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,114)	(30,920)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	184,014	(261,162)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,252,352	1,513,514

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,436,366	$1,252,352

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001 AND 2000

1.                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation — The consolidated financial statements include the accounts of Pace Medical, Inc. and its wholly owned subsidiary APC Medical Ltd. (“APC”), a United Kingdom company (“Pace” or the “Company”).  The Company manufactures and sells temporary external pacemakers, related accessories and temporary heart pacemaker leads to various customers throughout the world.  All intercompany transactions, balances and profits are eliminated.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Product Liability and Limits of Insurance Coverage — Because the Company’s temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company’s liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance.  The Company maintains product liability coverage outside the United States with annual limits of £1,000,000 (approximately $1,456,000 as of December 31, 2001) per occurrence and in the aggregate.  The Company does not have product liability insurance in the United States.  The Company believes, based upon management’s experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads.  Management does not believe that any potential claims would therefore have a material impact on the financial condition or the results of operations.

Revenue Recognition — Sales are recognized when products are shipped, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured.  Historical experience has been such that no allowances for sales returns or bad debts are currently provided.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at date of purchase.

Inventories — Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment — Property and equipment are stated at cost.  Depreciation is recorded under the straight-line method based on the estimated useful lives of the related assets, ranging from three to seven years.  Repairs and maintenance are expensed as incurred, while costs of betterments are capitalized.  Depreciation expense approximated $18,300 and $24,100 for the years ended December 31, 2001 and 2000, respectively.

Other Assets — Other assets consist of patent and deferred tooling costs, which are amortized using the straight-line method, primarily over ten and five years, respectively.  Amortization expense for 2001 and 2000 aggregated approximately $4,880 and $4,100, respectively.  Accumulated amortization aggregated $30,280 and $25,400 at December 31, 2001 and 2000, respectively.

Long-Lived Assets — Upon occurrence of certain events or changes in circumstances, the Company reviews its long-lived assets to determine if impairment has occurred.

Translation of Foreign Currencies — Assets and liabilities of APC are translated at exchange rates in effect on reporting dates, while income and expenses are translated at rates which approximate those in effect on transaction dates (generally the average rate for the period).  Differences due to changing exchange rates are charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity.  Gains and losses from foreign currency transactions are included in net income.

Income Taxes — Deferred taxes are provided for temporary differences between book and tax bases of the Company’s assets and liabilities and loss and credit carryforwards based on tax rates and laws enacted as of the balance sheet date.  The Company has provided a valuation allowance against net deferred tax assets due to uncertainty regarding the recoverability of tax carryforwards and other temporary differences.

Warranty — The Company warrants its temporary cardiac pacemakers for one year.  Historical loss experience has been such that no reserves for warranties are provided.

Loss Per Share — The Company determines basic net loss per share using the weighted-average common shares outstanding for the year.  The shares used to determine diluted net loss per share include the shares used in the calculation of basic net loss per share plus dilutive weighted-average options and warrants outstanding during the year using the Treasury stock method.

Comprehensive Loss — Comprehensive loss includes net loss and foreign currency translation adjustments.

Stock-Based Compensation — Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method.  Compensation expense associated with awards to nonemployees is measured using the fair-value method.

Concentration of Credit Risk — The Company sells its products primarily to a limited number of distributors (see Note 7).  The Company generally requires no collateral from its distributors.

Recent Accounting Pronouncements — Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000.  SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  Under SFAS No. 133, certain contracts that were not formerly considered may now meet the definition of a derivative.  The Company adopted SFAS No. 133 effective January 1, 2001.  The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

2.                   RELATED-PARTY TRANSACTIONS

In March 1990, the Company entered into an agreement with APC Cardiovascular Ltd. (“Cardiovascular”).  This agreement specified that Cardiovascular would act as Pace’s distributor in the United Kingdom.  A director and significant shareholder of Cardiovascular is also a director of Pace.  Sales to Cardiovascular amounted to $1,114,888 and $690,444 in 2001 and 2000, respectively (Customer A, see Note 7).  Receivables from Cardiovascular at December 31, 2001 and 2000 were $150,440 and $149,687, respectively.

3.                   COMMITMENTS

Lease Obligations — APC leases its plant and office facility under an operating lease which expires in 2006.  The lease agreement specifies that the rent will be £28,500 ($41,026 at December 31, 2001) per year and that it may be revised every five years commencing in 1996.  The lease also requires payment of a pro rata share of insurance and maintenance costs in addition to the rental payment.  Future minimum rental payments under the lease total approximately $45,000 in each of the next five years.  Effective May 1, 2000, Pace entered into a lease agreement for its current facility in the United States for a two-year term from July 1, 2001 through June 30, 2002.  Annual rent for the first and second year is approximated at $73,500 and $80,500, respectively.

Rental expense for all operating leases, including leases with terms of less than one year, amounted to approximately $118,000 and $112,000 in 2001 and 2000, respectively.

Contracts — The Company has entered into a three-year employment agreement with its chairman that provides for annual compensation of $139,000.  The agreement expires on May 31, 2004.

4.                   INCOME TAXES

The provision for (benefit from) income taxes consists of the following for the years ended December 31:

	2001	2000
Current — foreign	$38,363	$19,000

Deferred:
Federal	—	—
State	—	—
Foreign	—	(19,000)

Provision for income taxes	$38,363	$—

A reconciliation of the statutory U.S. rate to the effective rate, expressed in dollars, for the years ended December 31 is as follows:

	2001	2000
Statutory U.S. rate	$(104)	$(54,092)
State taxes, net of federal benefit	(17)	(9,546)
Rate difference on foreign taxes	(32,716)	(36,662)
Valuation allowances provided	71,200	100,300

Provision for income taxes	$38,363	$—

Deferred tax assets and liabilities, before valuation allowances, at December 31 were as follows:

	2001	2000
Net operating loss carryforwards	$700,000	$611,000
Research and development credits	173,000	175,000
Inventory	18,000	22,000
Depreciation and amortization	(23,000)	(8,200)
Other	4,000	1,000

	$872,000	$800,800

Deferred tax assets have been fully reserved.  Valuation allowances were increased by $71,200 in 2001 principally due to the generation of loss carryforwards in the United States which are unlikely to be realized.  Valuation allowances were increased by $100,300 in 2000 principally due to the generation of loss carryforwards in the United States.

At December 31, 2001, Pace has federal income tax loss carryforwards for financial and tax reporting purposes of approximately $1,641,000, which will expire in the years 2004 through 2020, and state income tax carryforwards of approximately $562,000, which will expire in the years 2001 through 2003.  Pace also has certain state and federal tax credits aggregating $175,000, which will expire in varying amounts through 2011.  Pace has no foreign loss carryforwards available to benefit income earned by APC.

5.                   SHAREHOLDERS’ EQUITY

Stock Options — During 2001 and 2000, by authorization of the Board of Directors, options were granted to purchase 305,000 and 20,000 shares, respectively, of common stock under nonqualified stock option agreements.  The options were granted at the fair market value of the Company’s common stock on the date of grant, vest at the date of grant, and are of a five-year duration.  A summary of all stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Fair Value
Outstanding and exercisable, January 1, 2000	246,000	$0.50
Granted	20,000	0.50	$0.48
Expired	(141,000)	0.50

Outstanding and exercisable, December 31, 2000	125,000	$0.50
Granted	305,000	0.32	$0.18
Expired	(50,000)	0.50

Outstanding and exercisable, December 31, 2001	380,000	$0.36

At December 31, 2001, the options outstanding and exercisable had weighted-average remaining contractual lives of 3.65 years.

The fair value of stock options on their grant date was measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2001	2000
Risk-free interest rate	4.89%	6.75%
Expected life of option grants	4.5 years	4.5 years
Expected volatility of underlying stock	65%	87%
Expected dividend payment rate	—	—

The option-pricing model used was designed to value readily tradable stock options with relatively short lives.  The options are not tradable with contractual lives of up to five years.  However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

As described in Note 1, the Company uses the intrinsic-value method to measure compensation expense associated with grants of stock options to employees.  If the Company had used the fair value method for all options to measure compensation, reported net loss and loss per share would have been as follows:

	2001	2000
Net loss:
As reported	$(38,669)	$(159,095)
Pro forma	(93,791)	(168,702)

If the Company had used the fair-value method, basic and diluted net loss per share would have been $(0.03) and $(0.05) for the years ended December 31, 2001 and 2000, respectively.

Stock Repurchase Program — In March 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 100,000 shares of its common stock.  As of December 31, 2001, 46,000 shares had been repurchased under the program for $ 31,747.

6.                   NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31:

	2001	2000
Net loss	$(38,669)	$(159,095)

Weighted-average shares outstanding	3,354,850	3,367,750
Effect of dilutive securities	9,242	25,885

Total shares	3,364,092	3,393,635

Basic net loss per share	$(0.01)	$(0.05)

Diluted net loss per share	$(0.01)	$(0.05)

7.                   GEOGRAPHIC, SEGMENT AND CUSTOMER DATA

The Company primarily manages its business based on geographic regions consisting of the United States and the United Kingdom through which it sells its external pacing devices and accessories.  Geographic and segment data is set forth in the following table:

	United States	United Kingdom	Eliminations	Consolidated
2001
Sales and transfers	$600,906	$1,228,288	$(282,772)	$1,546,422
Depreciation and amortization	10,947	12,249		23,196
Net operating (loss) income	(225,164)	133,642	4,064	(87,458)
Other income, primarily interest	28,391	20,398		48,789
Capital expenditures	55,517	6,373		61,890
Long-lived assets	180,271	29,161		209,432
Total assets	1,155,704	1,156,543		2,312,247

2000

Sales and transfers	$656,713	$775,461	$(242,586)	$1,189,588
Depreciation and amortization	10,527	17,688		28,215
Net operating (loss) income	(277,953)	52,788	3,937	(221,228)
Other income, primarily interest	45,348	16,785		62,133
Capital expenditures	68,663	17,511		86,174
Long-lived assets	135,630	36,073		171,703
Total assets	1,428,264	894,026	(4,064)	2,318,226

Transfers between areas are valued at cost plus a markup.  Direct sales to foreign customers from domestic operations were not material.

Sales to major customers for the years ended December 31 were as follows:

	2001		2000
	Amount	Percent	Amount	Percent
Customer A (related party)	$1,114,888	72%	$690,444	58%
Customer B	168,240	11	304,830	26