Form 10QSB
period 2002-03-31
PACE MEDICAL INC
filed 2002-05-15
CIK 814057

FORM 10-QSB

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(781) 890-5656
(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2002.

3,354,870 shares of Common Stock, par value $.01 per share

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

a)       Condensed Consolidated Balance Sheets

b)      Condensed Consolidated Income Statements

c)       Condensed Consolidated Statements of Cash Flows

d)      Notes to Condensed Consolidated Financial Statements

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2002	DECEMBER 31, 2001
	(Unaudited)	(See note below)

ASSETS

Current assets:
Cash and cash equivalents	$1,343,279	$1,436,366
Accounts receivable	175,438	202,450
Inventories:
Raw materials	316,260	289,381
Work-in-process	33,817	35,495
Finished goods	77,117	114,901
	427,194	439,777
Other current assets	5,159	24,222
Total current assets	1,951,070	2,102,815
Plant and equipment, net	37,985	39,808
Other assets	168,344	169,624
TOTAL ASSETS	$2,157,399	$2,312,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$91,093	$133,366
Accrued expenses	55,683	98,195
Total current liabilities	146,776	231,561

Shareholders’ equity:
Common stock, $.01 par value, 5,000,000 shares authorized, 3,400,870 issued	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Cumulative translation
Adjustment	(7,208)	16,555
Accumulated deficit	(1,131,852)	(1,085,282)
	2,042,370	2,112,433
Less: Treasury Stock, at Cost, 46,000 shares	(31,747)	(31,747)
Total Shareholders’ Equity	2,010,623	2,080,686

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,157,399	$2,312,247

Note:	The balance sheet at December 31, 2001 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	For the Three Months
	Ended March 31

	2002	2001

Net Sales	$217,895	$394,471

Cost of sales	107,299	195,229

	110,596	199,242

Other operating expenses	163,912	177,198

Income (Loss) from operations	(53,316)	22,044

Other income	7,016	13,232

Net income (loss)	$(46,300)	$35,276

Net income (loss) per share:

Basic	$(.01)	$.01

Diluted	$(.01)	$.01

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(46,300)	$35,276
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,885	4,283
Change in assets and liabilities, net:	(49,890)	(98,199)

Net cash used in operating activities	(90,305)	(58,640)

CASH FLOWS FROM INVESTING ACTIVITIES -

Purchases of property and equipment	(2,782)	(2,537)

CASH FLOW FROM FINANCING ACTIVITIES -
	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(93,087)	(61,177)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,436,366	$1,252,352

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,343,279	$1,191,175

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             The accompanying unaudited consolidated financial statements and these notes have been condensed and do not contain all disclosures required by generally accepted accounting principles.  See notes to audited consolidated financial statements contained in the Company’s annual report.

2.             In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of March 31, 2002 and the results of their operations for the three months ended March 31, 2002 and March 31, 2001 and their cash flows for the three months ended March 31, 2002 and March 31, 2001.

3.             The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended March 31, 2002 or 2001.  Cost of sales for such periods was calculated primarily using standard cost methods.

4.             The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

5.             The denominator used to determine basic net income (loss) per share includes the weighted average common shares outstanding during the quarter.  The denominator used to determine diluted net income per share includes the shares used in the calculation of basic net income per share plus the weighted average options outstanding during the period using the treasury-stock method.

	Three Months Ended
	March 31

	2002	2001

Net Income (Loss)	$(46,300)	$35,276

Weighted-average shares outstanding	3,354,870	3,354,870
Effect of dilutive securities	9,242	27,629
Total shares	3,364,112	3,382,499

Basic net income per share	$(0.01)	$0.01

Diluted net income per share	$(0.01)	$0.01

6.                 The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income”.  Comprehensive income includes net income and foreign currency translation adjustments.  Comprehensive income for the three months ended March 31, 2002 and 2001 is as follows:

	Three Months Ended
	March 31,

	2002	2001

Net Income (Loss)	$(46,300)	$35,276

Currency Translation Adjustment	(23,763)	(40,166)

Total	$(70,063)	$(4,890)

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

As of March 31, 2002, the Company had cash and cash equivalents of $1,343,279 and working capital of $1,804,294.  The working capital at March 31, 2002 was slightly lower than the amount at December 31, 2001.

The Company expects to maintain a sound financial base for the balance of fiscal 2002.  Management continues to believe that the current level of working capital, coupled with the flexibility of the Company’s cost structure, should suffice to ensure that on-going operations are financed adequately.

Financial Results - Three Months ended March 31, 2002 versus Three Months ended March 31, 2001

Sales in the first quarter of 2002 decreased 45% from the sales posted in the first quarter of 2001.  The decrease in sales was due to our inability to ship product due to component shortages at our suppliers.  The Company believes that the shortages have now been alleviated and expects that the resulting backlog of orders will be fulfilled in the second and third quarters.

The Company’s margins in the first quarter were essentially the same as those seen in 2001 (50% in 2001 and 51% in 2002).

Operating expenses were lower in the three months ended March 31, 2002 versus the three months ended March 31, 2001, principally due to a decrease in employees’ salaries. Management anticipates some increase in its operating expenditures during the balance of 2002.

No tax provision was recorded for the three months ended March 31, 2002 owing to the Company’s ability to use net operating loss carryforwards in both the U.S. and United Kingdom.

Net loss for the quarter was $46,300 or $.01 per share in contrast to a net profit of $35,276 or $.01 per share in the first quarter of 2001.  This was the result of our inability to ship product.

Factors That May Affect Future Results

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties.  In particular, statements contained in this report which are not historical facts (including but not limited to the Company’s expectations regarding business strategy, pricing, anticipated operating results, the rate at which backlog of orders can be fulfilled, operating expenses and anticipated working capital) may be “forward-looking” statements.  The Company’s actual results may differ from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, risks associated with the introduction of new products, development of markets for new products offered by the Company, personnel requirements, the Company’s relationships with distributors and OEM’s, the economic health of such OEM’s, government regulation, competition and general economic conditions.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACE MEDICAL, INC.
(Registrant)

Date:	May 14, 2002	/s/ Ralph E. Hanson
Ralph E. Hanson, President
and Chief Executive Officer
(principal executive officer)

Date:	May 14, 2002	/s/ Ralph E. Hanson
Ralph E. Hanson, Chief
Financial Officer
(principal financial officer)