Form 10QSB
period 2002-06-30
PACE MEDICAL INC
filed 2002-08-14
CIK 814057

FORM 10-QSB

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2002.

3,354,870 shares of Common Stock, par value $.01 per share

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

a)	Condensed Consolidated Balance Sheets

b)	Condensed Consolidated Statements of Operations

c)	Condensed Consolidated Statements of Cash Flows

d)	Notes to Condensed Consolidated Financial Statements

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2002	DECEMBER 31, 2001
	(Unaudited)	(See note below)
ASSETS

Current assets:
Cash and cash equivalents	$1,170,328	$1,436,366
Accounts receivable	219,914	202,450
Inventories:
Raw materials	368,307	289,381
Work-in-process	109,161	35,495
Finished goods	83,313	114,901
	560,781	439,777
Other current assets	24,532	24,222
Total current assets	1,975,555	2,102,815
Plant and equipment, net	35,960	39,808
Other assets	193,655	169,624
TOTAL ASSETS	$2,205,170	$2,312,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$118,333	$133,366
Accrued expenses	62,495	98,195
Total current liabilities	180,828	231,561

Shareholders’ equity:
Common stock, $.01 par value	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Cumulative translation adjustment	62,166	16,555
Accumulated deficit	(1,187,237)	(1,085,282)
	2,056,089	2,112,433
Less Treasury Stock, at Cost, 46,000 shares	(31,747)	(31,747)
Total Shareholders’ Equity	2,024,342	2,080,686

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,205,170	$2,312,247

Note:                               The balance sheet at December 31, 2001 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2002	2001	2002	2001

Net sales	$256,625	$383,084	$474,520	$777,555

Cost of sales	122,041	206,335	229,340	401,564

	134,584	176,749	245,180	375,991

Other operating expenses	198,695	214,141	362,607	391,339

Income (loss) from operations	(64,111)	(37,392)	(117,427)	(15,348)

Other income	8,456	14,574	15,472	27,806

Net income (loss)	$(55,655)	$(22,818)	$(101,955)	$12,458

Net income (loss) per share:

Basic	$(0.02)	$(.01)	$(0.03)	$.00

Diluted	$(0.02)	$(.01)	$(0.03)	$.00

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(101,955)	$12,458
Adjustments to reconcile net income (loss) to net cash (Used in) provided by operating activities:
Depreciation and amortization	7,033	10,245
Change in assets and liabilities, net:	(168,130)	(125,130)

Net cash (used in) provided by operating activities	(263,052)	(102,427)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(2,986)	(2,537)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(266,038)	(104,964)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,436,366	$1,252,352

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,170,328	$1,147,388

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

2.          In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of June 30, 2002 and the results of their operations for the three and six months ended June 30, 2002 and June 30, 2001 and their cash flows for the six months ended June 30, 2002 and June 30, 2001.

3.          The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended June 30, 2002 or 2001.  Cost of sales for such periods was calculated primarily using standard cost methods.

4.          The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

5.          The denominator used to determine basic net income per share includes the weighted average common shares outstanding during the quarter.  The denominator used to determine diluted net income (loss) per share includes the shares used in the calculation of basic net income (loss) per share plus the weighted average options outstanding during the period using the treasury-stock method.  The effect of stock options was anti-dilutive for all periods presented except for the six month period ended June 30, 2001.

	For the three months ended June 30, 2002
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net Income (loss)	$(55,655)

Weighted-average shares outstanding	—	3,354,870

Basic net income (loss) per share	$(55,655)	3,354,870	$(0.02)

Effect of dilutive securities	—	—

Diluted net income (loss) per share	$(55,655)	3,354,870	$(0.02)

	For the three months ended June 30, 2001
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net Income (loss)	$(22,818)

Weighted-average shares outstanding	—	3,354,870

Basic net income (loss) per share	$(22,818)	3,354,870	$(0.01)

Effect of dilutive securities	—	—

Diluted net income (loss) per share	$(22,818)	3,354,870	$(0.01)

	For the six months ended June 30, 2002
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net Income (loss)	$(101,955)

Weighted-average shares outstanding	—	3,354,870

Basic net income (loss) per share	$(101,955)	3,354,870	$(0.03)

Effect of dilutive securities	—	—

Diluted net income (loss) per share	$(101,955)	3,354,870	$(0.03)

	For the six months ended June 30, 2001
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net Income	$12,458

Weighted-average shares outstanding	—	3,354,870

Basic net income per share	$12,458	3,354,870	$0.00

Effect of dilutive securities	—	13,815

Diluted net income per share	$12,458	3,368,685	$0.00

6.             The Company has adopted the provisions of SFAS No. 130,” Reporting Comprehensive Income”.  Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net Income (loss)	$(55,655)	$(22,818)	$(101,955)	$12,458

Currency Translation Adjustment	69,374	2,658	45,611	(37,508)

Total	$13,719	$20,160	$(56,344)	$25,050

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

As of June 30, 2002, the Company had cash and cash equivalents of $1,170,328 and working capital of $1,794,727.  Working capital decreased $76,527 since December 31, 2001 owing to a decrease in overall sales revenue.  The Company’s cash flows have historically tracked its operational results.

The Company expects to maintain a sound financial base for the balance of fiscal 2002.  Management continues to believe that the current level of working capital, coupled with the flexibility of the Company’s cost structure, should suffice to ensure that on-going operations are financed adequately.

Financial Results - Three Months ended June 30, 2002 versus Three Months ended June 30, 2001

Sales in the second quarter of 2002 decreased 33% from the sales posted in the second quarter of 2001.  The decrease in sales was caused by lower volume of products being shipped to our domestic OEM customers.

The Company’s margins in the second quarter were higher than those attained in 2001 (from 46% in 2001 to 52% in 2002).  This occurred due to a higher percentage of sales made to independent distributors rather than to OEM customers.  It should be noted that pricing is continuing to remain firm on all products.

Operating expenses were lower in the three months ended June 30, 2002 versus the three months ended June 30, 2001.  Management anticipates some increase in its operating expenditures during the balance of 2002.

No tax benefit was recorded for the three months ended June 30, 2002 owing to uncertainty regarding the Company’s ability to use net operating loss carryforwards in both the U.S. and U.K.

Net loss for the quarter was $55,655 or $.02 per share, representing an increase in the loss of $32,837 from the comparable quarter in 2001.

Financial Results - Six Months ended June 30, 2002 versus Six Months ended June 30, 2001

Sales in the six months ended June 30, 2002 decreased from the amount posted in the six months ended in June 30, 2001.  The decrease in sales was primarily attributed to decreased shipment of products to our domestic OEM customers.

The Company’s margins for the year-to-date period were higher than those achieved in the first half of 2001 (from 48% in 2001 to 52% in 2002).  This occurred due to a higher percentage of sales made to independent distributors rather than to OEM customers.  It should be noted that pricing continued to remain firm on all products.

Operating expenses were lower for the six months ended June 30, 2002 versus the six months ended June 30, 2001.  Management anticipates some increase in its operating expenditures during the balance of 2002.

No tax benefit was recorded for the six months ended June 30, 2002 owing to uncertainty regarding the Company’s ability to use net operating loss carryforwards in both the U.S. and U.K.

Net loss for the six months was $101,955 or $.03 per share, versus a net income of $12,458 for the comparable period in 2001.

Factors That May Affect Future Results

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties.  In particular, statements contained in this report which are not historical facts (including but not limited to the Company’s expectations regarding business strategy, pricing, anticipated operating results, the rate which backlog of orders can be fulfilled, operating expenses and anticipated working capital) may be “forward-looking” statements.  The Company’s actual results may differ from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, risks associated with the introduction of new products, development of markets for new products offered by the Company, personell requirements, the Company’s relationships with distributors and OEM’s, the economic health of such OEM’s, government regulation, competition and general economic conditions.

PART II - OTHER INFORMATION

Item 4.            Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on June 7, 2002, the following members were reelected to the Board of Directors:

	Votes for	Votes Withheld

Ralph E. Hanson	3,019,642	88,300
George F. Harrington	3,019,642	88,300
Derrick Ebden	3,019,642	88,300

Item 6.            Exhibits and Reports on Form 8-K

(a)        Exhibits:

3 (ii)	Restated By-laws

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACE MEDICAL, INC.
(Registrant)

Date:	August 14, 2002	/s/ Ralph E. Hanson
Ralph E. Hanson, President and Chief Executive Officer (principal executive officer)

Date:	August 14, 2002	/s/ Ralph E. Hanson
Ralph E. Hanson, Chief Financial Officer (principal financial officer)