Form 10QSB
period 2002-09-30
PACE MEDICAL INC
filed 2002-11-14
CIK 814057

FORM 10-QSB

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2002.

3,375,870 shares of Common Stock, par value $.01 per share

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

a) Condensed Consolidated Balance Sheets

b) Condensed Consolidated Statements of Operations

c) Condensed Consolidated Statements of Cash Flows

d) Notes to Condensed Consolidated Financial Statements

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
	(Unaudited)	(See note below)

ASSETS

Current assets:
Cash and cash equivalents	$1,113,394	$1,436,366
Accounts receivable	304,652	202,450
Inventories:
Raw materials	322,728	289,381
Work-in-process	137,469	35,495
Finished goods	118,958	114,901
	579,155	439,777
Other current assets	13,813	24,222
Total current assets	2,011,014	2,102,815
Plant and equipment, net	27,828	39,808
Other assets	209,574	169,624
TOTAL ASSETS	$2,248,416	$2,312,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$151,632	$133,366
Accrued expenses	14,887	98,195
Total current liabilities	166,519	231,561

Shareholders’ equity:
Common stock	34,009	34,009
Additional paid-in capital	3,147,150	3,147,151
Cumulative translation adjustment	96,303	16,555
Accumulated deficit	(1,163,818)	(1,085,282)
		2,112,433

Less Treasury Stock, at Cost	(31,747)	(31,747)
Total Shareholders’ Equity	2,081,897	2,080,686

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,248,416	$2,312,247

Note:                               The balance sheet at December 31, 2001 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2002	2001	2002	2001

Net Sales	$377,627	$437,617	$852,147	$1,215,172

Cost of sales	189,450	206,722	418,790	608,286

	188,177	230,895	433,357	606,886

Operating expenses	171,614	198,140	534,221	589,479

Income (loss) from operations	16,563	32,755	(100,864)	17,407

Other income	6,857	10,612	22,328	38,418

Net income (loss)	$23,420	$43,367	$(78,536)	$55,825

Net income (loss) per share:

Basic	$0.01	$.01	$(0.02)	$.02

Diluted	$0.01	$.01	$(0.02)	$.02

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(78,536)	$55,825
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,664	14,555
Change in assets and liabilities, net:	(251,416)	(79,680)

Net cash used in operating activities	(317,288)	(9,300)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(5,684)	(8,588)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(322,972)	(17,888)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,436,366	1,252,352

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,113,394	$1,234,464

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

2.             In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of September 30, 2002 and the results of their operations for the three and nine months ended September 30, 2002 and September 30, 2001 and their cash flows for the nine months ended September 30, 2002 and September 30, 2001.

3.             The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended September 30, 2002 or 2001.  Cost of sales for such periods was calculated primarily using standard cost methods.

4.             The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

5.             The denominator used to determine basic net income (loss) per share includes the weighted average common shares outstanding during the quarter.  The denominator used to determine diluted net income per share includes the shares used in the calculation of basic net income per share plus the weighted average options outstanding during the period using the treasury-stock method.

	For the three months ended September 30, 2002
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net Income (Loss)	$23,420

Weighted-average shares outstanding	—	3,354,870

Basic net income (loss) per share	23,420	3,354,870	$0.01

Effect of dilutive securities	—	9,242

Diluted net income (loss) per share	$23,420	3,364,112	$0.01

	For the three months ended September 30, 2001
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net Income (Loss)	$43,367

Weighted-average shares outstanding	—	3,354,870

Basic net income (loss) per share	$43,367	3,354,870	$0.01

Effect of dilutive securities	—	2,669

Diluted net income (loss) per share	$43,367	3,357,539	$0.01

	For the nine months ended September 30, 2002
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net Income (Loss)	$(78,536)

Weighted-average shares outstanding	—	3,354,870

Basic net income (loss) per share	(78,536)	3,354,870	$(0.02)

Effect of dilutive securities	—	—

Diluted net income (loss) per share	$(78,536)	3,354,870	$(0.02)

	For the nine months ended September 30, 2001
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net Income (Loss)	$55,825

Weighted-average shares outstanding	—	3,375,870

Basic net income (loss) per share	$55,825	3,375,870	$0.01

Effect of dilutive securities	—	10,109

Diluted net income (loss) per share	$55,825	3,385,979	$0.01

6.                 The Company has adopted the provisions of SFAS No. 130,  “Reporting Comprehensive Income”.  Comprehensive income includes net income (loss)  and foreign currency translation adjustments.  Comprehensive income for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net Income (Loss)	$23,420	$43,367	$(78,536)	$55,825

Currency Translation Adjustment	34,136	36,944	79,748	(564)

Total	$57,556	$80,311	$1,212	$55,261

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

As of September 30, 2002, the Company had cash and cash equivalents of $1,113,394 and working capital of $1,844,495.   Working capital decreased $26,759 since December 31, 2001 owing to a decrease in overall sales revenue.

The Company expects to maintain a sound financial base for the balance of fiscal 2002.  Management continues to believe that the current level of working capital, coupled with the flexibility of the Company’s cost structure, should suffice to ensure that on-going operations are financed adequately.

Financial Results - Three Months ended September 30, 2002 versus Three Months ended September 30, 2001

Sales in the third quarter of 2002 decreased 14% from the sales posted in the third quarter of 2001.  The decrease in sales was caused by lower volume of products being shipped to our domestic OEM customers.

The Company’s margins in the third quarter decreased from those seen in 2001 (from 53% in 2001 to 50% in 2002).   It should be noted that pricing has continued to remain firm on all products.

Operating expenses were $171,614 in the three months ended September 30, 2002 versus $198,140 in the three months ended September 30, 2001. The decrease was due to decreased administration and marketing related expenses.  Management anticipates some increase in its operating expenditures during the balance of 2002.  This level will also suffice to maintain the Company’s research and development efforts in developing new products in the temporary pacing field.

No tax provision was recorded for the three months ended September 30, 2002 owing to the Company’s ability to use net operating loss carry forwards in both the U.S. and United Kingdom.

Net income for the quarter was $23,420 or $0.01 per share versus net income of  $43,367 or $0.01 per share for the comparable period in 2001.

Financial Results - Nine Months ended September 30, 2002 versus Nine Months ended September 30, 2001

Sales in the nine months ended September 30, 2002 decreased 30% from the amount posted in the nine months ended in September 30, 2001.  This decrease is due to a decrease in our domestic OEM business.

The Company’s margins for the year-to-date period increased 1% from those of last year (from 50% in 2001 to 51% in 2002).  This occurred due to a change in the product mix and unfavorable production variances.

Operating expenses were lower for the nine months ended September 30, 2002 versus the nine months ended September 30, 2001.  Management anticipates some increase in its operating expenditures during the balance of 2002.  This level will also suffice to maintain the Company’s research and development efforts in developing new products in the temporary pacing field.

No tax benefit was recorded for the nine months ended September 30, 2002 owing to uncertainty regarding the Company’s ability to use net operating loss carry forwards in both the U.S. and U.K.

Net loss for the nine months was $78,536 or $0.02 per share, versus net income of  $55,825 or $0.02 per share for the comparable period in 2001.

Factors That May Affect Future Results

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties.  In particular, statements contained in this report which are not historical facts (including but not limited to the Company’s expectations regarding business strategy, pricing, anticipated operating results, operating expenses and anticipated working capital) may be “forward-looking” statements.  The Company’s actual results may differ from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, risks associated with the introduction of new products, development of markets for new products offered by the Company, personnel requirements, the Company’s relationships with distributors and OEM’s, the economic health of such OEM’s, government regulation, competition and general economic conditions.

Item 3.                    Controls and Procedures

The Company’s President and Chief Executive Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the President and Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Executive Officer completed his evaluation.

PART II - OTHER INFORMATION

Item 6.                    Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACE MEDICAL, INC.
(Registrant)

Date: November 13, 2002	/s/ Ralph E. Hanson
Ralph E. Hanson, President
and Treasurer

CERTIFICATION

I, Ralph E. Hanson, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Pace Medical, Inc.;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Ralph E. Hanson
Ralph E. Hanson,
President and Treasurer (principal executive officer and principal financial officer)