Form 10KSB
period 2002-12-31
PACE MEDICAL INC
filed 2003-03-31
CIK 814057

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $.01 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year $1,204,613

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 90 days.  $435,571 as of March 25, 2003

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

3,354,870 shares of Common Stock, $.01 par value, as of March 25, 2003.

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

b.  Description of Business of Issuer.

The Company designs, manufactures and sells single and dual-chamber temporary cardiac pacemakers, a dual-chamber pacing analyzer, percutaneous lead introducers, surgical and temporary pacemaker extension cables, and related accessories.  The Company is not engaged in the business of designing, manufacturing, or marketing permanent implantable cardiac pacemakers and, due to the high risk of liability associated with such pacemakers, does not intend to enter this business.  Temporary pacemakers involve some risk of liability because they may be life-supporting medical devices, but their ability to be tested, repaired and replaced without surgery diminishes the risks to the patient and the potential of liability in comparison to permanent implantable pacemakers.

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

New and Proposed Products

The Company generally introduces a new product outside the United States first and, upon the receipt of FDA approval, commences marketing of the product in the United States.  Introduction of all of the Company’s new products in the United States is subject to FDA approval.  See “Current Products” and “Government Regulation”.  The Company received SPMA approval from the FDA of two proposed products in 2001.   Additional state-of-the art temporary pacing products are in development.  The Company intends to file appropriate regulatory submissions with the FDA covering these devices during the year 2003.

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

During 2002, 83% of the Company’s sales were to one customer.  During 2001, 83% of the Company’s sales were to two customers.

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

Product Liability and Limits of Insurance Coverage

Because the Company’s temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company’s liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance.  The Company maintains product liability coverage outside the United States with annual limits of £1,000,000 (approximately $1,610,000 as of December 31, 2002).  The Company does not have product liability insurance in the United States, and any claim could adversely affect the Company’s financial condition and results of operations.  The Company believes, based upon management’s experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads.  However, the cost of recalling its products upon discovery of any material defects would be substantial and could have an adverse effect on the Company and its financial condition and results of operations.

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

During the years ended December 31, 2001, and December 31, 2002, the Company expended $197,676 and $166,534, respectively, on product development.

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

Sources of Supply

Many of the components incorporated by the Company in its pacemaker products are produced to its specifications by various suppliers.  While it is the Company’s policy to qualify a limited number of suppliers of components, the Company maintains a list of alternate sources of supply and intends to maintain a sufficient amount of inventory in order to minimize disruptions if conditions require selecting substitute vendors.  The Company believes, based upon management’s experience, that alternate sources of supply for most components could be qualified within sufficient time to avoid production delays.  However, some components of products and products under development are purchased from sole suppliers.  The Company purchases approximately 80% of its component parts in the United States with the remainder being purchased in Europe.  The failure to obtain necessary quantities of materials or components in a timely fashion from vendors who are sole suppliers have impacted the Company’s ability to complete the development of new products.

The Company’s products, which are primarily manufactured in the U.S., are partly assembled on a contract basis by outside contractors.  The Company believes that alternate contractors would be available if such contractor were to cease operation, which the Company does not anticipate happening.  However, any cessation of operations by such contractor would disrupt the Company’s U.S. production and might adversely affect the Company’s business.

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

Foreign Operations

For the years ended December 31, 2001 and December 31, 2002, revenues from export sales totaled $1,228,288 and $1,081,019, respectively (approximately 79% and 90%, respectively, of net sales).  APC Medical assembles a portion of the Company’s products in the United Kingdom for shipment to foreign and domestic customers.  APC Medical manufactures temporary pacemakers, temporary pacemaker extension cables, and surgical extension cables in its own facility for international and domestic distribution.  See “Notes to Consolidated Financial Statements”.

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

Employees

At December 31, 2002, the total number of the Company’s full-time employees was 12.  APC Medical employed 6 of these employees.  The Company believes, based upon management’s opinion, that its relations with its employees are satisfactory.

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

The Company is relying on the laws governing trade secrets and copyright to protect the software embodied in its products.  Despite these precautions, it may be possible to copy or otherwise obtain and use the Company’s products and technology without authorization.  While the Company intends to vigorously prosecute any such unlawful use of its trade secrets or copyrights, there can be no assurance that it will be successful in any such prosecution.  The Company has two registered trademarks bifocal® and unifocal® covering its next generation temporary cardiac pacemakers.

Competition

In the temporary pacemaker market, the Company is in competition with approximately three (3) companies.

The manufacturers of temporary pacemakers market their products on a direct basis, through manufacturers’ representatives and distributors, or to OEM implantable pacemaker manufacturers.  The Company intends to expand its share of this OEM market during 2003.

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

Item 2.                Description of Property.

The Company occupies approximately 3,500 square feet of space in Waltham, Massachusetts, which it uses for offices, engineering and inventory storage.  The Company occupies this space pursuant to a lease that expires in October, 2003, with an annual rent of approximately $66,500 or approximately $19.00 per square foot.  The Company anticipates that this lease will be renewed for an additional one-year term.

In addition, APC Medical leases approximately 5,000 square feet of manufacturing and office space located in Welwyn Garden City, Herts, England at a current annual rent of approximately £29,550 ($44,400) or approximately £5.90 ($8.88) per square foot.  The lease expires in 2006 and contains provisions requiring upward revision of the rent every five years.

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

Closing Quote
Fiscal Year Ended December 31, 2001 (OTC)

First Quarter	$0.33
Second Quarter	$0.36
Third Quarter	$0.30
Fourth Quarter	$0.30

Fiscal Year Ended December 31, 2002 (OTC)

First Quarter	$0.30
Second Quarter	$0.35
Third Quarter	$0.45
Fourth Quarter	$0.20

As of March 25, 2003, there were 85 record holders of the Company’s Common Stock.

The Company has never paid any dividends and does not have any intention of paying any dividends in the foreseeable future.

Item 6.                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of December 31, 2002, the Company had cash and cash equivalents of $1,115,690 and working capital of $1,711,656.  This contrasts to comparable cash and working capital positions at December 31, 2001 of $1,436,366 and $1,871,254.

The decrease in the Company’s liquidity since the beginning of the fiscal year is primarily attributable to a decrease in cash flow from operations.  The Company’s cash flows have historically tracked its operational results.

In March, 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 100,000 shares of its common

Stock.  As of March 25, 2003, 46,000 shares had been repurchased under the program for $31,747.

Management continues to believe that the current level of working capital coupled with the flexibility of the Company’s cost structure, should suffice to ensure that its on-going operations are financed adequately in fiscal 2003.  On this basis, management has no immediate plans to seek additional financing.  In the long term, however, additional equity financing may be sought to continue to fund research and development and to expand the Company’s marketing operation.

Results of Operations - Year Ended December 31, 2002 versus Year Ended   December 31, 2001

Sales decreased by 22% from $1,546,422 in 2001 to $1,204,613 in 2002.  The decrease was primarily attributable to a decrease in the Company’s domestic business due to delays in the launch of new products under development.

Gross margins for 2002 were approximately 48% verses 49% in 2001.  The decrease was due to a change in the product mix and unfavorable production variances.   It should be noted that prices continued to remain firm on all products.

Operating expenses decreased $35,933, or 4% in 2002 to $776,079 from 2001 operating expenses of $812,012.  The decrease was primarily due to lower compensation expenses.  Management anticipates some increase in its operating expenditures in 2003.

The Company has reflected tax provisions of $30,800 and $38,363 on its financial statements for 2002 and 2001, respectively, representing taxes paid in the UK on APC income.  No US tax was provided for in either year.

Net loss for 2002 was $196,734 or $(.06) per diluted share for the year ended December 31, 2002.  This contrasts with the 2001 net loss of $38,669 or $(.01) per diluted share.  The increase in net loss was primarily due to lower sales.

Management believes that inflation has had no impact on either net sales or income in the previous two years.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  FIN 45 elaborates on the existing disclosure requirements for most guarantees.  FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  FIN 45’s disclosure requirements are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45.  The adoption of the disclosure requirements of FIN 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

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
iv.	Consolidated Statements of Changes in Shareholders’ Equity and of Comprehensive Loss
v.	Consolidated Statements of Cash Flows
vi.	Notes to Consolidated Financial Statements

Item 8.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9.                                                 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Ralph E. Hanson	74	President, Chief Executive Officer, Treasurer, and Chairman of Board of Directors
Derrick Ebden	52	Director
Drusilla F. Hays	53	Vice President and Clerk
George F. Harrington	66	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, the Company’s directors and executive officers and any other persons holding more than ten percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission.  During the fiscal year ended December 31, 2002, all of these filing requirements were satisfied.  In making these disclosures, the Company has relied solely on written representations of its directors, executive officers, and ten percent stockholders, and copies of reports that they have filed with the Securities and Exchange Commission.

Item 10.              Executive Compensation.

1.  Summary of Annual Compensation

The table set forth below shows the annual compensation for the three fiscal years ended December 31, 2002 paid by the Company to its President and Chief Executive Officer (the “named executive officer”).  No other executive officer received a total annual salary and bonus in excess of $100,000 in any such fiscal year.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus($)	Other Annual Compensation ($)	Securities Underlying Options(#)

Ralph E. Hanson,	2002	144,412	—	—	—
Chief Executive	2001	140,063	—	—	100,000
Officer	2000	139,063	—	—	—

2.  Stock Options

The table set forth below shows information regarding the value of unexercised stock options held by the named executive officer at December 31, 2002.

	Aggregate Option Values At Fiscal Year End
Name	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In the-Money Options at FY-End(1)
	Exercisable	Unexercisable
Ralph E. Hanson	100,000	0	0

(1)  Represents the fair market value of the Company’s Common Stock on December 31, 2002 ($0.20 per share based on the closing quote on such date on the OTC Bulletin Board) minus the exercise price per share, of the exercisable options, multiplied by the number of shares subject to the option.

Mr. Hanson was not granted any options or other equity based compensation during the fiscal year ended December 31, 2002 and did not exercise any options during such fiscal year.

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

Item 11.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

1.  Certain Beneficial Owners.

As of March 25, 2003, the only stockholders known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding shares of Common Stock were Ralph E. Hanson, who is a director, and Paul J. LaRaia, M.D. of 45 Ravine Road, Wellesley, Massachusetts 02481, who is the beneficial owner of 331,000 shares of Common Stock or 9.9% of the outstanding Common Stock.  The number of shares owned beneficially by Mr. Hanson and the percentage of the outstanding Common Stock represented by such shares is set forth in tabular form below.

2.  Beneficial Ownership of Management.

Each of the persons named in the following table has furnished the respective information shown

Name, Address & Offices Held with the Company	Shares Beneficially Owned as of March 25, 2003		Percentage of Class

Ralph E. Hanson Pace Medical, Inc. 391 Totten Pond Road Waltham, MA 02154 President, Chief Executive Officer, Treasurer, and Chairman of the Company	1,053,000	(1)	30.0%

Derrick Ebden APC Cardiovascular Ltd. 18 Macon Court Macon Way Crewe Cheshire CW1 1EA, England Managing Director of APC Cardiovascular Ltd.	124,000	(2)	3.6%

George F. Harrington Boston Equity Management Co. 13 Waldron Court Marblehead, MA 01945 Director of the Company	127,000	(3)	3.7%

Directors and Officers as a Group	1,304,000	(4)	36.1%

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

Mr. Hanson, as beneficial owner of 30% of the outstanding Common Stock of the Company, Chairman of the Company’s Board of Directors, and the Company’s founder,

may be deemed a controlling person of the Company under the Securities Exchange Act of 1934.

3.             Equity Compensation Plan Information

The following table provides information as of December 31, 2002 with respect to shares of Company common stock that may be issued under compensation plans or individual compensation arrangements under which equity securities of the Company are authorized for issuance:

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans (or arrangements) approved by security holders	0	0	0

Equity compensation plans (or arrangements) not approved by security holders(1)	380,000	0.36	0

Total	380,000	0.36	0

(1)  Consists of options to acquire shares of Common Stock, $.01 par value granted to certain members of management and to outside directors in 2001 pursuant to individual written option agreements, not pursuant to a written plan.

Item 12.  Certain Relationships and Related Transactions.

In 1990 the Company entered into an agreement with APC Cardiovascular Ltd. (“Cardiovascular”), a company in which Derrick Ebden, a Director of the Company, is Managing Director and a principal stockholder, pursuant to which Cardiovascular was appointed the sole distributor of the Company’s products outside of North America on normal trade terms.  Such agreement does not have a fixed term, but is terminable by either party upon one year’s advance written notice.  Prior to leaving the employment of the Company in 1990 in connection with the Company’s downsizing of its operations in the United Kingdom, Mr. Ebden had been in charge of the Company’s marketing efforts outside of North and Central America through the Company’s subsidiary, APC Medical Ltd.  The Company made sales to Cardiovascular of approximately $1,114,880 during 2001 and $1,005,087 during 2002.  All such sales were made on normal trade terms.

Item 13.  Exhibits and Reports on Form 8-K.

a.	Exhibits.

3.1	Restated Articles of Organization of the Registrant.

3.2

By-laws of the Registrant, as amended – (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by this reference).

4.1	Specimen Certificate for shares of Common Stock, $.01 par value.

10.1

License to Assign Lease among The John Laing Pension Trust Limited, Data Design Techniques Limited and D.D.T. Maintenance Limited, and APC Medical Ltd. – (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by this reference).

10.2	Distributor Agreement dated as of March 12, 1990 with APC Cardiovascular Ltd.

10.3

*Form of Non-Qualified Stock Option Agreement used on January 3, 2001- (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 and incorporated herein by this reference).

10.4

*Employment Agreement dated as of June 1, 2001 with Ralph E. Hanson (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by this reference).

22	Subsidiaries of the Registrant.

99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Item 14.  Controls and Procedures

The Company’s President and Chief Executive Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the President and Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Executive Officer completed his evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	PACE MEDICAL, INC.

	By:	/s/ Ralph E. Hanson
Ralph E. Hanson, President

	Date	March 31, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ralph E. Hanson
Ralph E. Hanson, Director, Principal
Executive, Financial, and Accounting Officer

Date	March 31, 2003

/s/ George F. Harrington
George F. Harrington, Director

Date	March 31, 2003

/s/ Derrick Ebden
Derrick Ebden, Director

Date	March 31, 2003

Pace Medical, Inc. and
Wholly Owned Subsidiary

Independent Auditors’ Report

Consolidated Financial Statements
Years Ended December 31, 2002 and 2001

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors

Pace Medical, Inc

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of Pace Medical, Inc. and its wholly owned subsidiary (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and of comprehensive loss, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

\s\ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 3, 2003

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,115,690	$1,436,366
Accounts receivable	91,840	52,010
Accounts receivable – related party	261,789	150,440
Inventories:
Raw materials	290,266	289,381
Work in process	146,180	35,495
Finished goods	90,261	114,901
Prepaid expenses	25,792	24,222

Total current assets	2,021,818	2,102,815

PROPERTY AND EQUIPMENT:
Machinery and equipment	55,100	54,719
Office furniture, equipment, and improvements	59,766	49,036
Computer equipment	92,505	86,014

Total property and equipment	207,371	189,769

Less accumulated depreciation and amortization	(171,977)	(149,961)

Property and equipment – net	35,394	39,808

OTHER ASSETS – Net	239,461	169,624

TOTAL ASSETS	$2,296,673	$2,312,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$219,506	$133,366
Accrued expenses	90,656	98,195

Total current liabilities	310,162	231,561

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS’ EQUITY

Common stock, $.01 par value – authorized, 5,000,000 shares; issued, 3,400,870 shares	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Accumulated other comprehensive income	119,114	16,555
Accumulated deficit	(1,282,016)	(1,085,282)

Subtotal	2,018,258	2,112,433

Treasury stock, at cost (46,000 shares in 2002 and 2001)	(31,747)	(31,747)

Total shareholders’ equity	1,986,511	2,080,686

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,296,673	$2,312,247

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

NET SALES:
Customers	$199,526	$431,534
Related party	1,005,087	1,114,888

Total net sales	1,204,613	1,546,422

COST OF SALES	623,382	783,505

GROSS PROFIT	581,231	762,917

OPERATING EXPENSES:
Selling, general, and administrative	609,545	614,336
Engineering/development	166,534	197,676

LOSS FROM OPERATIONS	(194,848)	(49,095)

OTHER INCOME, Primarily interest	28,914	48,789

LOSS BEFORE INCOME TAX EXPENSE	(165,934)	(306)

INCOME TAX EXPENSE	30,800	38,363

NET LOSS	$(196,734)	$(38,669)

NET LOSS PER SHARE:
Basic	$(0.06)	$(0.01)

Diluted	$(0.06)	$(0.01)

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND OF COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Stock		Additional Paid-n Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Value

BALANCES, JANUARY 1, 2001	3,400,870	$34,009	$3,147,151	$(1,046,613)		$32,725	$(31,747)	$2,135,525

Net loss	—	—	—	(38,669)	$(38,669)	—	—	(38,669)
Cumulative translation adjustments	—	—	—	—	(16,170)	(16,170)	—	(16,170)

Comprehensive loss					$(54,839)

BALANCES, DECEMBER 31, 2001	3,400,870	34,009	3,147,151	(1,085,282)		16,555	(31,747)	2,080,686

Net loss	—	—	—	(196,734)	$(196,734)	—	—	(196,734)
Cumulative translation adjustments	—	—	—	—	102,559	102,559	—	102,559

Comprehensive loss					$(94,175)

BALANCES, DECEMBER 31, 2002	3,400,870	$34,009	$3,147,151	$(1,282,016)		$119,114	$(31,747)	$1,986,511

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

CONSOLIDATE STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(196,734)	$(38,669)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	21,209	23,196
Unrealized foreign exchange transaction losses	(8,096)	2,410
Changes in assets and liabilities:
Accounts receivable	(129,384)	58,645
Prepaid expenses	1,925	(916)
Inventories	(65,171)	159,089
Accounts payable	83,515	15,708
Accrued expenses	(14,693)	33,555

Cash (used in) provided by operating activities	(307,429)	253,018

CASH FLOWS USED IN INVESTING ACTIVITIES – Purchases of property and equipment	(84,017)	(61,890)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	70,770	(7,114)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(320,676)	184,014

CASH AND CASH EQUIVALENTS, Beginning of year	1,436,366	1,252,352

CASH AND CASH EQUIVALENTS, End of year	$1,115,690	$1,436,366

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY OWNED SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation – The consolidated financial statements include the accounts of Pace Medical, Inc. and its wholly owned subsidiary, APC Medical Ltd. (“APC”), a United Kingdom company (“Pace” or the “Company”).  The Company manufactures and sells temporary external pacemakers, related accessories, and temporary heart pacemaker leads to various customers throughout the world.  All intercompany transactions, balances and profits are eliminated.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Product Liability and Limits of Insurance Coverage – Because the Company’s temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company’s liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance.  The Company maintains product liability coverage outside the United States with annual limits of £1,000,000 (approximately $1,610,000 as of December 31, 2002).  The Company does not have product liability insurance in the United States.  The Company believes, based upon management’s experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads.  Management does not believe that any potential claims would therefore have a material impact on the financial condition or the results of operations.

Revenue Recognition – Sales are recognized when products are shipped, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured.  Historical experience has been such that no allowances for sales returns or bad debts are currently provided.

Cash and Cash Equivalents – Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at date of purchase.

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment – Property and equipment are stated at cost.  Depreciation is recorded under the straight-line method based on the estimated useful lives of the related assets, ranging from three to seven years.  Repairs and maintenance are expensed as incurred, while costs of betterments are capitalized.  Depreciation expense approximated $16,252 and $18,300 for the years ended December 31, 2002 and 2001, respectively.

Other Assets – Other assets consist of patent and deferred tooling costs, which are amortized using the straight-line method, primarily over ten and five years, respectively.  Amortization expense for 2002 and 2001 aggregated approximately $4,957 and $4,880, respectively.  Accumulated amortization aggregated $35,237 and $30,280 at December 31, 2002 and 2001, respectively.  The amortization expense for the next five years will be approximately $5,000 per year.

Long-Lived Assets – Upon occurrence of certain events or changes in circumstances, the Company reviews its long-lived assets to determine if impairment has occurred.

Translation of Foreign Currencies – Assets and liabilities of APC are translated at exchange rates in effect on reporting dates, while income and expenses are translated at rates which approximate those in effect on transaction dates (generally the average rate for the period).  Differences due to changing exchange rates are charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity.  Gains and losses from foreign currency transactions are included in net income.

Income Taxes – Deferred taxes are provided for temporary differences between book and tax bases of the Company’s assets and liabilities and loss and credit carryforwards based on tax rates and laws enacted as of the balance sheet date.  The Company has provided a valuation allowance against net deferred tax assets due to uncertainty regarding the recoverability of tax carryforwards and other temporary differences.

Warranty – The Company warrants its temporary cardiac pacemakers for one year.  Historical loss experience has been such that no reserves for warranties are provided.

Loss Per Share – The Company determines basic net loss per share using the weighted-average common shares outstanding for the year.  The shares used to determine diluted net loss per share include the shares used in the calculation of basic net loss per share plus dilutive weighted-average options and warrants outstanding during the year using the treasury stock method.

Comprehensive Loss – Comprehensive loss includes net loss and foreign currency translation adjustments.

Stock-Based Compensation – Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method.  Compensation expense associated with awards to nonemployees is measured using the fair-value method.

The Company uses the intrinsic-value method to measure compensation expense associated with grants of stock options to employees.  If the Company had used the fair value method for all options to measure compensation, reported net loss in 2001 would have been $93,791 against a loss of $38,669. If the Company had used the fair-value method, basic and diluted net loss per share would have been $(0.03) for the year ended December 31, 2001.

Concentration of Credit Risk – The Company sells its products primarily to a limited number of distributors (see Note 7).  The Company generally requires no collateral from its distributors.

Recent Accounting Pronouncements – In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for “Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 elaborates on the existing disclosure requirements for most guarantees.  FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  FIN 45’s disclosure requirements are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45.  The adoption of the disclosure requirements of FIN 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

2.         RELATED-PARTY TRANSACTIONS

In March 1990, the Company entered into an agreement with APC Cardiovascular Ltd. (“Cardiovascular”).  This agreement specified that Cardiovascular would act as Pace’s distributor in the United Kingdom.  A director and significant shareholder of Cardiovascular is also a director of Pace.  Sales to Cardiovascular amounted to $1,005,087 and $1,114,888 in 2002 and 2001, respectively (Customer A, see Note 7).  Receivables from Cardiovascular at December 31, 2002 and 2001 were $261,789 and $150,440, respectively.

3.         COMMITMENTS

Lease Obligations – APC leases its plant and office facility under an operating lease which expires in 2006.  The lease agreement specifies that the rent will be £29,550 ($44,399 at December 31, 2002) per year and that it may be revised every five years commencing in 1996.  The lease also requires payment of a pro rata share of insurance and maintenance costs in addition to the rental payment.  Future minimum rental payments under the lease total approximately $44,400 in each of the next five years.

On November 1, 2002, Pace entered into a lease agreement for its facility in the United States for a one-year term from November 1, 2002 through October 31, 2003.  Annual rent is approximately $66,500.

Rental expense for all operating leases, including leases with terms of less than one year, amounted to approximately $122,000 and $118,000 in 2002 and 2001, respectively.

Contracts – The Company has entered into a three-year employment agreement with its chairman that provides for annual compensation of $139,000.  The agreement expires on May 31, 2004.

4.                            INCOME TAXES

The provision for (benefit from) income taxes consists of the following for the years ended December 31:

	2002	2001

Current – foreign	$30,800	$38,363

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Provision for income taxes	$30,800	$38,363

A reconciliation of the statutory U.S. rate to the effective rate, expressed in dollars, for the years ended December 31 is as follows:

	2002	2001

Statutory U.S. rate	$(63,000)	$(104)
State taxes, net of federal benefit	(10,650)	(17)
Rate difference on foreign taxes	(22,500)	(32,716)
Valuation allowances provided	126,950	71,200
Provision for income taxes	$30,800	$38,363

Deferred tax assets and liabilities, before valuation allowances, at December 31 were as follows:

	2002	2001

Net operating loss carryforwards	$829,950	$700,000
Research and development credits	180,000	173,000
Inventory	28,000	18,000
Depreciation and amortization	(21,000)	(23,000)
Other	(18,000)	4,000

	$998,950	$872,000

Deferred tax assets have been fully reserved.  Valuation allowances were increased by $126,950 in 2002 principally due to the generation of loss carryforwards in the United States which are unlikely to be realized.  Valuation allowances were increased by $71,200 in 2001 principally due to the generation of loss carryforwards in the United States which are unlikely to be realized.

At December 31, 2002, Pace has federal income tax loss carryforwards for financial and tax reporting purposes of approximately $2,215,000, which will expire in the years 2004 through 2021, and state income tax carryforwards of approximately $985,000, which will expire in the years 2003 through 2006.  Pace also has certain state and federal tax credits aggregating $181,000, which will expire in varying amounts through 2011.  Pace has no foreign loss carryforwards available to benefit income earned by APC.

5.                            SHAREHOLDERS’ EQUITY

Stock Options – During 2001, by authorization of the Board of Directors, options were granted to purchase 305,000 shares of common stock under nonqualified stock option agreements.  During 2002, no options were granted. The options were granted at the fair market value of the Company’s common stock on the date of grant, vest at the date of grant, and are of a five-year duration.  A summary of all stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding and exercisable, December 31, 2000	125,000	$0.50
Granted in 2001	305,000	0.32	$0.18
Expired in 2001	(50,000)	0.50

Outstanding and exercisable, December 31, 2001 and 2002	380,000	$0.36

At December 31, 2002, the options outstanding and exercisable had weighted-average remaining contractual lives of 2.65 years.

The fair value of stock options on their grant date was measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows in 2001: risk-free interest rate, 4.89%; expected life of the option grants, 4.5 years; expected volatility of underlying stock, 65%; and no expected dividend payment.

The option-pricing model used was designed to value readily tradable stock options with relatively short lives.  The options are not tradable with contractual lives of up to five years.  However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

Stock Repurchase Program – In March 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 100,000 shares of its common stock.  As of December 31, 2002, 46,000 shares had been repurchased under the program for $31,747.

6.                            NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31:

	2002	2001

Net loss	$(196,734)	$(38,669)

Weighted-average shares outstanding	3,354,850	3,354,850
Effect of dilutive securities	—	9,242

Total shares	3,354,850	3,364,092

Basic net loss per share	$(0.06)	$(0.01)

Diluted net loss per share	$(0.06)	$(0.01)

7.                            GEOGRAPHIC, SEGMENT, AND CUSTOMER DATA

The Company primarily manages its business based on geographic regions consisting of the United States and the United Kingdom through which it sells its external pacing devices and accessories.  Geographic and segment data is set forth in the following table:

	United States	United Kingdom	Eliminations	Consolidated
2002

Sales and transfers	$445,349	$1,081,019	$(321,755)	$1,204,613
Depreciation and amortization	9,266	11,943	—	21,209
Net operating (loss) income	(323,157)	126,423	—	(196,734)
Other income, primarily interest	10,862	18,104	—	28,966
Capital expenditures	78,576	5,441	—	84,017
Long-lived assets	249,580	25,275	—	274,855
Total assets	1,045,088	1,251,585	—	2,296,673

2001

Sales and transfers	$600,906	$1,228,288	$(282,772)	$1,546,422
Depreciation and amortization	10,947	12,249	—	23,196
Net operating (loss) income	(225,164)	133,642	4,064	(87,458)
Other income, primarily interest	28,391	20,398	—	48,789
Capital expenditures	55,517	6,373	—	61,890
Long-lived assets	180,271	29,161	—	209,432
Total assets	1,155,704	1,156,543	—	2,312,247

Transfers between areas are valued at cost plus a markup.  Direct sales to foreign customers from domestic operations were not material.

Sales to major customers for the years ended December 31 were as follows:

	2002		2001
	Amount	Percent	Amount	Percent

Customer A (related party)	$1,005,087	83%	$1,114,888	72%
Customer B			168,240	11

During 2002, only sales to Customer A accounted for more than 10% of the net sales.

* * * * * *

CERTIFICATION

I, Ralph E. Hanson, certify that:

1.             I have reviewed this annual report on Form 10-KSB of Pace Medical, Inc.;

2.                                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

and

6.                                     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Ralph E. Hanson
Ralph E. Hanson,
President and Treasurer
(principal executive officer and
principal financial officer)