Form 10QSB
period 2003-03-31
PACE MEDICAL INC
filed 2003-05-15
CIK 814057

FORM 10-QSB

Securities and Exchange Commission
Washington, D. C. 20549

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2003.

3,354,870 shares of Common Stock, par value $.01 per share

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

a)	Condensed Consolidated Balance Sheets

b)	Condensed Consolidated Statements of Operations

c)	Condensed Consolidated Statements of Cash Flows

d)	Notes to Condensed Consolidated Financial Statements

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2003	DECEMBER 31, 2002
	(Unaudited)	(See note below)

ASSETS

Current assets:
Cash and cash equivalents	$1,102,586	$1,115,690
Accounts receivable	334,690	353,629
Inventories:
Raw materials	288,442	290,266
Work-in-process	134,465	146,180
Finished goods	88,776	90,261
	511,683	526,707
Other current assets	6,350	25,792
Total current assets	1,955,309	2,021,818
Plant and equipment, net	31,150	35,394
Other assets	244,747	239,461
TOTAL ASSETS	$2,231,206	$2,296,673

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$222,160	$219,506
Accrued expenses	43,247	90,656
Total current liabilities	265,407	310,162

Shareholders’ equity:
Common stock, $.01 par value, 5,000,000 shares authorized, 3,400,870 issued	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Cumulative translation adjustment	105,735	119,114
Accumulated deficit	(1,289,349)	(1,282,016)
	1,997,546	2,018,258
Less: Treasury Stock, at Cost, 46,000 shares	(31,747)	(31,747)
Total Shareholders’ Equity	1,965,799	1,986,511

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,231,206	$2,296,673

Note:                               The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31
	2003	2002

Net sales	$393,730	$217,895

Cost of sales	222,555	107,299

	171,175	110,596

Other operating expenses	192,151	163,912

Loss from operations	(20,976)	(53,316)

Other income	5,442	7,016

Net loss	$(15,534)	$(46,300)

Net loss per share:

Basic	$(0.00)	$(0.01)

Diluted	$(0.00)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,534)	$(46,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,244	5,885
Change in assets and liabilities, net:	(1,814)	(49,890)

Net cash used in operating activities	(13,104)	(90,305)

CASH FLOWS FROM INVESTING ACTIVITIES -

Purchases of property and equipment	—	(2,782)

CASH FLOWS FROM FINANCING ACTIVITIES -
	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,104)	(93,087)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,115,690	$1,436,366

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,102,586	$1,343,279

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

2.                                       In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of March 31, 2003 and the results of their operations for the three months ended March 31, 2003 and March 31, 2002 and their cash flows for the three months ended March 31, 2003 and March 31, 2002.

3.                                       The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended March 31, 2003 or 2002.  Cost of sales for such periods was calculated primarily using standard cost methods.

4.                                       The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

5.                                       The denominator used to determine both the basic and fully diluted net loss per share includes the weighted average common shares outstanding during the quarter.  The effect of stock options was anti-dilutive for the periods presented.

	Three Months Ended March 31,
	2003	2002

Net Loss	$(15,534)	$(46,300)

Weighted-average shares outstanding	3,354,870	3,354,870
Effect of dilutive securities	—	—

Total shares	3,354,870	3,354,870

Basic net loss per share	$(0.00)	$(0.01)

Diluted net loss per share	$(0.00)	$(0.01)

6.                                       The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income”.  Comprehensive income includes net income and foreign currency translation adjustments.  Comprehensive income for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003	2002

Net Loss	$(15,534)	$(46,300)

Currency Translation Adjustment	(13,379)	(23,763)

Total	$(28,913)	$(70,063)

7.                                       The Company periodically grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares on the date of grant.  The Company accounts for such stock option grants using the intrinsic value method.  Stock options granted to non-employees are accounted for using the fair value method.  There were 380,000 options outstanding and exercisable at December 31, 2002 and March 31, 2003 with a weighted average exercise price of $0.35 per share.  At March 31, 2003, the options outstanding and exercisable had weighted average remaining contractual lives of 2.4 years.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

As of March 31, 2003, the Company had cash and cash equivalents of $1,102,586 and working capital of $1,689,902.  The working capital at March 31, 2003 was lower than the amount at December 31, 2002.

The Company expects to maintain a sound financial base for the balance of fiscal 2003.  Management continues to believe that the current level of working capital, coupled with the flexibility of the Company’s cost structure, should suffice to ensure that on-going operations are financed adequately.

Financial Results - Three Months ended March 31, 2003 versus Three Months ended March 31, 2002

Sales in the first quarter of 2003 increased 81% from the sales posted in the first quarter of 2002.  The increase in sales was due to the Company’s ability to obtain raw materials that had been unavailable in 2002, thereby enabling the Company to ship more products in 2003.  While the Company has had some success in addressing the component shortages in the first quarter of 2003, there can be no assurance that the Company will not encounter component shortages in future quarters.

The Company’s margins in the first quarter were lower than those seen in 2002 (51% in 2002 and 43% in 2003).  This occurred due to a change in product mix.  It should be noted that pricing has remained firm on all products.

Operating expenses were higher in the three months ended March 31, 2003 versus the three months ended March 31, 2002, principally due to an increase in the number of employees. Management anticipates some increase in its operating expenditures during the balance of 2003.

No tax provision was recorded for the three months ended March 31, 2003 owing to the Company’s ability to use net operating loss carryforwards in both the United States and the United Kingdom.

Net loss for the quarter was $15,534 or $.00 per share in contrast to a net loss of $46,300 or $.01 per share in the first quarter of 2002.

Factors That May Affect Future Results

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties.  In particular, statements contained in this report which are not historical facts (including but not limited to the Company’s expectations regarding business strategy, new product availability, pricing, anticipated operating results, market share, the rate at which backlog of orders can be fulfilled, operating expenses and anticipated working capital) may be “forward-looking” statements.  The Company’s actual results may differ from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, risks associated with the introduction of new products including supplier performance, development of markets for new products offered by the Company, personnel requirements, the Company’s relationships with distributors and OEM’s, the economic health of such OEM’s, government regulation, competition and general economic conditions.

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

PACE MEDICAL, INC.
(Registrant)

Date:	May 15, 2003	/s/ Ralph E. Hanson
Ralph E. Hanson, President and Chief Executive Officer (principal executive officer)

Date:	May 15, 2003	/s/ Ralph E. Hanson
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

Date: May 15, 2003

/s/ Ralph E. Hanson
Ralph E. Hanson,
President and Treasurer (principal executive officer and principal financial officer)