Form 10QSB
period 2003-06-30
PACE MEDICAL INC
filed 2003-08-14
CIK 814057

FORM 10-QSB

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2003

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
(Address of principal executive offices )

(781) 890-5656

(Issuer’s telephone number,
including area code)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2003.

3,354,870 shares of Common Stock, par value $.01 per share

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

a)       Condensed Consolidated Balance Sheets

b)      Condensed Consolidated Statements of Operations

c)       Condensed Consolidated Statements of Cash Flows

d)      Notes to Condensed Consolidated Financial Statements

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2003	DECEMBER 31, 2002
	(Unaudited)	(See note below)
ASSETS

Current assets:
Cash and cash equivalents	$956,927	$1,115,690
Accounts receivable	285,937	353,629
Inventories:
Raw materials	341,789	290,266
Work-in-process	91,659	146,180
Finished goods	99,684	90,261
	533,132	526,707
Other current assets	29,558	25,792
Total current assets	1,805,554	2,021,818

Plan and equipment, net	27,973	35,394
Other assets	244,646	239,461
TOTAL ASSETS	$2,078,173	2,296,673

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$108,357	$219,506
Accrued expenses	54,988	90,656
Total current liabilities	163,345	310,162

Shareholders’ equity
Common stock, $.01 par value	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Cumulative translation adjustment	144,076	119,114
Accumulated deficit	(1,378,661)	(1,282,016)
	1,946,575	2,112,433
Less Treasury Stock, at Cost,
46,000 shares	(31,747)	(31,747)
Total Shareholders’ Equity	1,914,828	1,986,511

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,078,173	$2,296,673

Note:                               The balance sheet at December 31, 2002 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2003	2002	2003	2002
Net sales	$277,618	$256,625	$671,348	$474,520
Cost of sales	161,843	122,041	384,398	229,340
	115,775	134,584	286,950	245,180
Other operating expenses	211,716	198,695	403,867	362,607
Loss from operations	(95,941)	(64,111)	(116,917)	(117,427)
Other income	6,630	8,456	12,072	15,472
Net loss	$(89,311)	$(55,655)	$(104,845)	$(101,955)
Net loss per share:
Basic	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(104,845)	$(101,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,421	7,033
Changes in assets and liabilities, net:	(61,339)	(168,130)

Net cash used in operating activities	(158,763)	(263,052)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(—)	(2,986)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(158,763)	(266,038)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,115,690	$1,436,366

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$956,927	$1,170,328

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

2.             In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of June 30, 2003 and the results of their operations for the three and six months ended June 30, 2003 and June 30, 2002 and their cash flows for the six months ended June 30, 2003 and June 30, 2002.

3.             The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended June 30, 2003 or 2002.  Cost of sales for such periods was calculated primarily using standard cost methods.

4.             The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

5.             The denominator used to determine basic net income per share includes the weighted average common shares outstanding during the quarter.  The denominator used to determine diluted net income (loss) per share includes the shares used in the calculation of basic net income (loss) per share plus the weighted average options outstanding during the period using the treasury-stock method.  The effect of stock options was anti-dilutive for all periods presented.

	For the three months ended June 30, 2003
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(89,311)
Weighted-average shares outstanding		3,354,870
Basic net loss per share	$(89,311)	3,354,870	$(.03)
Effect of dilutive securities	—	—
Diluted net loss per share	$(89,311)	3,354,870	$(.03)

	For the three months ended June 30, 2002
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(55,655)
Weighted-average shares outstanding	—	3,354,870
Basic net loss per share	$(55,655)	3,354,870	$(0.02)
Effect of dilutive securities	—	—
Diluted net loss per share	$(55,655)	3,354,870	$(0.02)

	For the six months ended June 30, 2003
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(104,845)
Weighted-average shares outstanding	—	3,354,870
Basic net loss per share	$(104,845)	3,354,870	$(0.03)
Effect of dilutive securities
Diluted loss per share	$(104,845)		$(0.03)

	For the six months ended June 30, 2002
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(101,955)
Weighted-average shares outstanding	—	3,354,870
Basic net loss per share	$(101,955)	3,354,870	$(0.03)
Effect of dilutive securities	—	—
Diluted net loss per share	$(101,955)	3,354,870	$(0.03)

6.             Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Loss	$(89,311)	$(55,655)	$(104,845)	$(101,955)
Currency Translation Adjustment	38,341	69,374	23,962	45,611
Total	$(50,970)	$13,719	$(80,883)	$(56,344)

Item 2.           Management’s Discussion and Analysis or Plan of Operation.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

As of June 30, 2003, the Company had cash and cash equivalents of $956,927 and working capital of $1,642,209.  Working capital decreased $69,447 since December 31, 2002 owing to the use of cash in operations.  The Company’s cash flows have historically tracked its operational results.

The Company expects to maintain a sound financial base for the balance of fiscal 2003.  Management continues to believe that the current level of working capital, coupled with the flexibility of the Company’s cost structure, should suffice to ensure that on-going operations are financed adequately.

Financial Results - Three Months ended June 30, 2003 versus Three Months ended June 30, 2002

Sales in the second quarter of 2003 increased 8% from the sales posted in the second quarter of 2002.  The increase in sales was due to the Company’s ability to obtain raw materials that had been unavailable in 2002, thereby enabling the Company to ship more products in 2003.  While the Company has had some success in addressing the component shortages in the second quarter of 2003, there can be no assurance that the Company will not encounter component shortages in future quarters.

The Company’s margins in the second quarter were lower than those attained in 2002 (from 52% in 2002 to 42% in 2003). This occurred due to a change in product mix.  It should be noted that pricing has remained firm on all products.

Operating expenses were higher in the three months ended June 30, 2003 versus the three months ended June 30, 2002 mostly due to changes in currency exchange rates.  Management anticipates some increase in its operating expenditures during the balance of 2003.

No tax benefit was recorded for the three months ended June 30, 2003 owing to uncertainty regarding the Company’s ability to use net operating loss carryforwards in both the U.S. and U.K.

Net loss for the quarter was $89,311or $0.02 per share, representing an increase in the loss of $33,656 from the comparable quarter in 2002.

Financial Results - Six Months ended June 30, 2003 versus Six Months ended June 30, 2002

Sales in the six months ended June 30, 2003 increased 41% from the amount posted in the six months ended in June 30, 2002.  The increase in sales was primarily due to the Company’s ability to obtain raw materials in the first and second quarters that had been unavailable in the comparable periods in 2002, thereby enabling the Company to ship more products in 2003.  While the Company has had some success in addressing the component shortages in the first six months of 2003, there can be no assurance that the Company will not encounter component shortages in future quarters.

The Company’s margins for the year-to-date period were lower than those achieved in the first half of 2002 (from 52% in 2002 to 43% in 2003). This occurred due to a change in product mix.  It should be noted that pricing has remained firm on all products.

Operating expenses were higher for the six months ended June 30, 2003 versus the six months ended June 30, 2002 mostly due to changes in currency exchange rates.  Management anticipates some increase in its operating expenditures during the balance of 2003.

No tax benefit was recorded for the six months ended June 30, 2003 owing to uncertainty regarding the Company’s ability to use net operating loss carryforwards in both the U.S. and U.K.

Net loss for the first six months of 2003 was $104,845 or $0.03 per share, versus a net loss of $101,955, or $0.03 per share, for the comparable period in 2002.

Factors That May Affect Future Results

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties.  In particular, statements contained in this report which are not historical facts (including but not limited to the Company’s expectations regarding business strategy, new product availability, pricing, anticipated operating results, market share,  the rate which backlog of orders can be fulfilled, operating expenses and anticipated working capital) may be “forward-looking” statements.  The Company’s actual results may differ from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, risks associated with the introduction of new products including supplier performance, development of markets for new products offered by the Company, personnel requirements, the Company’s relationships with distributors and OEM’s, the economic health of such OEM’s, government regulation, competition and general economic conditions.

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

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on June 6, 2003, the following members were reelected to the Board of Directors:

	Votes for	Votes Withheld
Ralph E. Hanson	3,041,517	61,850
George F. Harrington	3,041,517	61,850
Derrick Ebden	3,041,517	61,850

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

31	Certification pursuant to Rules 13a -14 and 15d -14 promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K:

                None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACE MEDICAL, INC.
(Registrant)

Date:	August 14, 2003	/s/ Ralph E. Hanson
Ralph E. Hanson, President
and Chief Executive Officer
(principal executive officer)

Date:	August 14, 2003	/s/ Ralph E. Hanson
Ralph E. Hanson, Chief
Financial Officer
(principal financial officer)

PACE MEDICAL, INC.

FORM 10-QSB

June 30, 2003

EXHIBIT INDEX

Exhibit No.	Description
31	Certification pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002