Form 10QSB
period 2003-09-30
PACE MEDICAL INC
filed 2003-11-14
CIK 814057

FORM 10-QSB

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2003.

3,354,870 shares of Common Stock, par value $.01 per share

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

a)	Condensed Consolidated Balance Sheets

b)	Condensed Consolidated Statements of Operations

c)	Condensed Consolidated Statements of Cash Flows

d)	Notes to Condensed Consolidated Financial Statements

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(Unaudited)	(See note below)

ASSETS

Current assets:
Cash and cash equivalents	$857,973	$1,115,690
Accounts receivable	353,436	353,629
Inventories:
Raw materials	271,641	290,266
Work-in-process	158,370	146,180
Finished goods	79,108	90,261
	509,119	526,707
Other current assets	20,127	25,792
Total current assets	1,740,655	2,021,818
Plant and equipment, net	24,344	35,394
Other assets	244,568	239,461
TOTAL ASSETS	$2,009,567	$2,296,673

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$73,356	$219,506
Accrued expenses	42,645	90,656
Total current liabilities	116,001	310,162

Shareholders’ equity:
Common stock	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Cumulative translation adjustment	157,558	119,114
Accumulated deficit	(1,413,405)	(1,282,016)
	1,925,313	2,112,433

Less Treasury Stock, at Cost	(31,747)	(31,747)
Total Shareholders’ Equity	1,893,566	1,986,511

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,009,567	$2,296,673

Note:                   The balance sheet at December 31, 2002 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002

Net Sales	$316,125	$377,627	$987,473	$852,147

Cost of sales	161,378	189,450	545,776	418,790

	154,747	188,177	441,697	433,357

Operating expenses	194,388	171,614	598,255	534,221

Income (loss) from operations	(39,641)	16,563	(156,558)	(100,864)

Other income	4,896	6,857	16,968	22,238

Net income (loss)	$(34,745)	$23,420	$(139,590)	$(78,536)

Net income (loss) per share:

Basic	$(.01)	$.01	$(.04)	$(.02)

Diluted	$(.01)	$.01	$(.04)	$(.02)

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(139,590)	$(78,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,050	12,664
Change in assets and liabilities, net:	(129,177)	(251,416)

Net cash used in operating activities	(257,717)	(317,288)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	—	(5,684)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(257,717)	(322,972)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,115,690	1,436,366

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$857,973	$1,113,394

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

2.                                       In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of September 30, 2003 and the results of their operations for the three and nine months ended September 30, 2003 and September 30, 2002 and their cash flows for the nine months ended September 30, 2003 and September 30, 2002.

3.                                       The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended September 30, 2003 or 2002.  Cost of sales for such periods was calculated primarily using standard cost methods.

4.                                       The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

	For the three months ended September 30, 2003
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net Income (Loss)	$(34,745)

Weighted-average shares outstanding	—	3,354,870

Basic net income (loss) per share	(34,745)	3,354,870	$(0.01)

Effect of dilutive securities	—	—

Diluted net income (loss) per share	$(34,745)	3,354,870	$(0.01)

	For the three months ended September 30, 2002
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net Income (Loss)	$23,420

Weighted-average shares outstanding	—	3,354,870

Basic net income (loss) per share	23,420	3,354,870	$0.01

Effect of dilutive securities	—	9,242

Diluted net income (loss) per share	$23,420	3,364,112	$0.01

	For the nine months ended September 30, 2003
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net Income (Loss)	$(139,590)

Weighted-average shares outstanding	—	3,354,870

Basic net income (loss) per share	(139,590)	3,354,870	$(0.04)

Effect of dilutive securities	—	—

Diluted net income (loss) per share	$(139,590)	3,354,870	$(0.04)

	For the nine months ended September 30, 2002
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net Income (Loss)	$(78,536)

Weighted-average shares outstanding	—	3,354,870

Basic net income (loss) per share	(78,536)	3,354,870	$(0.02)

Effect of dilutive securities	—	—

Diluted net income (loss) per share	$(78,536)	3,354,870	$(0.02)

6.                                       Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Income (Loss)	$(34,745)	$23,420	$(139,590)	$(78,536)

Currency Translation Adjustment	13,482	34,136	38,444	79,748

Total	$(21,263)	$57,556	$(101,146)	$1,212

Item 2.           Management’s Discussion and Analysis or Plan of Operation.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

As of September 30, 2003, the Company had cash and cash equivalents of $857,973 and working capital of $1,624,654.  Working capital decreased $87,002 since December 31, 2002 owing to the use of cash in operations.  The Company’s cash flows have historically tracked its operational results.

The Company expects to maintain a sound financial base for the balance of fiscal 2003.  Management continues to believe that the current level of working capital, coupled with the flexibility of the Company’s cost structure, should suffice to ensure that on-going operations are financed adequately.

Financial Results - Three Months ended September 30, 2003 versus Three Months ended September 30, 2002

Sales in the third quarter of 2003 decreased 16% from the sales posted in the third quarter of 2002.  The decrease in sales was due to the Company’s inability to obtain raw materials.  While the Company has had some success in addressing the component shortages, there can be no assurance that the Company will not encounter component shortages in future quarters.

The Company’s margins in the third quarter were lower than those attained in 2002 (from 50% in 2002 to 49% in 2003). This occurred due to a change in product mix.  It should be noted that pricing has remained firm on all products.

Operating expenses were higher in the three months ended September 30, 2003 versus the three months ended September 30, 2002, mostly due to changes in currency exchange rates.  Management anticipates some increase in its operating expenditures during the balance of 2003.

No tax benefit was recorded for the three months ended September 30, 2003 owing to uncertainty regarding the Company’s ability to use net operating loss carryforwards in both the U.S. and U.K.

Net loss for the quarter was $34,745 or $0.01 per share, verses a net income of $23,420 in the comparable quarter in 2002.

Financial Results - Nine Months ended September 30, 2003 versus Nine Months ended September 30, 2002

Sales in the nine months ended September 30, 2003 increased 16% from the amount posted in the nine months ended in September 30, 2002.  The increase in sales was primarily due to changes in currency exchange rates.

The Company’s margins for the year-to-date period were lower than those achieved in the first half of 2002 (from 51% in 2002 to 45% in 2003). This occurred due to a change in product mix.  It should be noted that pricing has remained firm on all products.

Operating expenses were higher for the nine months ended September 30, 2003 versus the nine months ended September 30, 2002, mostly due to changes in currency exchange rates.  Management anticipates some increase in its operating expenditures during the balance of 2003.

No tax benefit was recorded for the nine months ended September 30, 2003 owing to uncertainty regarding the Company’s ability to use net operating loss carryforwards in both the U.S. and U.K.

Net loss for the first nine months of 2003 was $139,590 or $0.04 per share, versus a net loss of $78,536, or $0.02 per share, for the comparable period in 2002.

Factors That May Affect Future Results

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties.  In particular, statements contained in this report which are not historical facts (including but not limited to the Company’s expectations regarding business strategy, new product availability, pricing, anticipated operating results, market share, the rate which backlog of orders can be fulfilled, operating expenses and anticipated working capital) may be “forward-looking” statements.  The Company’s actual results may differ from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, risks associated with the introduction of new products including supplier performance, risks associated with the manufacture of existing products including supplier performance, development of markets for new and existing products offered by the Company, personnel requirements, the Company’s relationships with distributors and OEM’s, the economic health of such OEM’s, government regulation, competition and general economic conditions.

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

PACE MEDICAL, INC.
(Registrant)

Date:	November 14, 2003	/s/ Ralph E. Hanson
Ralph E. Hanson, President and Chief Executive Officer (principal executive officer)

Date:	November 14, 2003	/s/ Ralph E. Hanson
Ralph E. Hanson, Chief Financial Officer (principal financial officer)

PACE MEDICAL, INC.

FORM 10-QSB

September 30, 2003

EXHIBIT INDEX

Exhibit No.	Description

31	Certification pursuant to Rules 13a -14 and 15d -14 promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002