Form 10KSB
period 2003-12-31
PACE MEDICAL INC
filed 2004-03-30
CIK 814057

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $.01 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year $1,319,642

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.  $673,155 as of March 17, 2004

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

3,354,870 shares of Common Stock, $.01 par value, as of March 17, 2004.

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

Item 1.    Description of Business.

a.  Business Development.

Pace Medical, Inc. (the “Company”) is principally engaged in the design, manufacture and sale of single and dual-chamber temporary cardiac pacemakers, a dual-chamber pacing analyzer, surgical and temporary pacemaker extension cables, and related accessories.

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

New and Proposed Products

The Company generally introduces a new product outside the United States first and, upon the receipt of FDA approval, commences marketing of the product in the United States.  Introduction of all of the Company’s new products in the United States is subject to FDA approval.  See “Current Products” and “Government Regulation”.  The Company received SPMA approval from the FDA of two proposed products in 2001.   Additional state-of-the art temporary pacing products are in development.  The Company intends to file appropriate regulatory submissions with the FDA covering these devices during the year 2004.

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

During 2003 and 2002, 93% and 83% respectively, of the Company’s sales were to one customer.

Working Capital Practices.

In the United States, the Company sells its pacing products through independent sales representatives, OEM accounts, and distributors.  The OEM accounts and distributors buy pacemakers directly from the Company and are billed at a discounted rate, 30 days net.  When the Company’s products are sold on a factory direct basis or through sales representatives, the Company bills the hospitals directly.  The Company generally pays the representative its commission during the month following the collection of funds.  The Company’s practice is to attempt to realize accounts receivable within 30 to 60 days after shipment.  The Company believes, based upon management’s experience, that the foregoing working capital practices are similar to those of the pacemaker industry in general.

Since in most cases an insurance company or government program, including Medicare and Medicaid programs, reimburses the hospital or patient for pacemakers, any future reductions in government funding of health insurance may limit funds available to certain government third-party payers to pay for the Company’s products, thereby adversely affecting the Company’s sales.

The nature of the Company’s pacemaker products requires that sufficient inventories of finished goods and critical components be maintained to insure that the rapid delivery requirements of its customers are met.  The Company has not been able to maintain a satisfactory inventory of finished goods due to component shortages. This has affected both our international and domestic sales.  See “Sources of Supply”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Product Liability and Limits of Insurance Coverage

Because the Company’s temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company’s liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance.  The Company maintains product liability coverage outside the United States with annual limits of £1,000,000 (approximately $1,779,000 as of December 31, 2003).  The Company does not have product liability insurance in the United States, and any claim could adversely affect the Company’s financial condition and results of operations.  The Company believes, based upon management’s experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads.  However, the cost of recalling its products upon discovery of any material defects would be substantial and could have an adverse effect on the Company and its financial condition and results of operations.

Research and Product Development

The Company continually engages in programs of product improvement and new product development.  Research and development activities are carried on in the Company’s own laboratories by the equivalent of two full time employees.  These technically trained employees also devote part of their time to clinical evaluation and operational activities with respect to existing products.  The acquisition of new products and/or technology transfer is also available through licensing arrangements with other firms.  See “Patents and Licenses”.  The Company also has a Medical Advisory Board consisting of two physicians specializing in cardiology and surgery and utilizes its individual members for advice and consultation on development and improvement of the Company’s products.

During the years ended December 31, 2002 and December 31, 2003, the Company expended $166,534 and $202,511, respectively, on product development.

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

Sources of Supply

Many of the components incorporated by the Company in its pacemaker products are produced to its specifications by various suppliers.  The Company maintains a list of alternate sources of supply in order to minimize disruptions if conditions require selecting substitute vendors.  However, some components of products and products under development are purchased from sole suppliers.  The Company purchases approximately 80% of its component parts in the United States with the remainder being purchased in Europe.  The failure to obtain necessary quantities of materials or components in a timely fashion from vendors who are sole suppliers has materially impacted the Company’s ability to complete the development of new products.   The lack of finished goods has affected both our international and domestic sales.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The Company’s products, which are primarily manufactured in the U.S., are partly assembled on a contract basis by outside contractors.  The Company believes that alternate contractors would be available if such contractor were to cease operations.  However, any cessation of operations by such contractor would disrupt the Company’s U.S. production and might adversely affect the Company’s business.

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

Foreign Operations

For the years ended December 31, 2002 and December 31, 2003, revenues from export sales totaled $1,081,019 and $1,290,397, respectively (approximately 90% and 98%, respectively, of net sales).  APC Medical assembles a portion of the Company’s products in the United Kingdom for shipment to foreign and domestic customers.  APC Medical manufactures temporary pacemakers, temporary pacemaker extension cables, and surgical extension cables in its own facility for international and domestic distribution.  See “Notes to Consolidated Financial Statements”.

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

Employees

At December 31, 2003, the total number of the Company’s full-time employees was 12.  APC Medical employed 6 of these employees.  The Company believes, based upon management’s opinion, that its relations with its employees are satisfactory.

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

Competition

In the temporary pacemaker market, the Company is in competition with approximately three companies.

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

Item 2.    Description of Property.

The Company occupies approximately 3,500 square feet of space in Waltham, Massachusetts, which it uses for offices, engineering and inventory storage.  The Company occupies this space on a tenancy at will basis with an annual rent of approximately $63,000 or approximately $18.00 per square foot.

In addition, APC Medical leases approximately 5,000 square feet of manufacturing and office space located in Welwyn Garden City, Herts, England at a current annual rent of approximately £29,550 ($52,500) or approximately £5.90 ($10.50) per square foot.  The lease expires in 2006 and contains provisions requiring upward revision of the rent every five years.

The Company believes, based upon management’s evaluation of its future space needs, that the Company’s facilities in Waltham and England are adequate.

Item 3.    Legal Proceedings.

The Company is engaged in legal proceedings arising in the ordinary course of business.  We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

Fiscal Year Ended December 31, 2002 (OTC)

First Quarter	$0.30
Second Quarter	$0.35
Third Quarter	$0.45
Fourth Quarter	$0.20

Fiscal Year Ended December 31, 2003 (OTC)

Closing Quote

First Quarter	$0.25
Second Quarter	$0.27
Third Quarter	$0.32
Fourth Quarter	$0.29

As of March 17, 2004, there were 85 record holders of the Company’s Common Stock.

The Company has never paid any dividends and does not have any intention of paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On June 9, 2003, the Company granted to certain employees of the Company options to acquire an aggregate of 35,000 shares of Common Stock at an exercise price of $0.24 per share, representing the market price on the date of grant.  The options were all exercisable in full on the date of grant and have a term of five years.

Item 6.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of December 31, 2003, the Company had cash and cash equivalents of $1,060,791 and working capital of $1,464,578.  This contrasts to comparable cash and working capital positions at December 31, 2002 of $1,115,690 and $1,711,656.

The decrease in the Company’s liquidity since the beginning of the fiscal year is primarily attributable to a decrease in cash flow from operations.  The Company’s cash flows have historically tracked its operational results.

In March, 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 100,000 shares of its common Stock.  As of March 17, 2004, 46,000 shares had been repurchased under the program for $31,747.

Management continues to believe that the current level of working capital coupled with the flexibility of the Company’s cost structure, should suffice to ensure that its on-going operations are financed adequately in fiscal 2004.  On this basis, management has no immediate plans to seek additional financing.  In the long term, however, additional equity financing may be sought to continue to fund research and development and to expand the Company’s marketing operation.

Results of Operations - Year Ended December 31, 2003 versus Year Ended December 31, 2002

Sales increased by 9.5% from $1,204,613 in 2002 to $1,319,642 in 2003.  The increase was primarily attributable to an increase in the Company’s international  business.

Gross margins for 2003 were approximately 37% verses 48% in 2002.  The decrease was due to a change in the product mix, unfavorable production variances, and warranty expenses accrued in 2003.   It should be noted that prices continued to remain firm on all products.

Operating expenses increased $75,753, or 9.8% in 2003 to $851,832 from 2002 operating expenses of $776,079.  The increase was primarily due to an increase in administration and engineering expenses.  Management anticipates some increase in its operating expenditures in 2004.

The Company has reflected tax provisions of $32,163 and $30,800 on its financial statements for 2003 and 2002, respectively, representing taxes paid in the UK on APC income.  No US tax was provided for in either year.

Net loss for 2003 was $377,107 or $(0.11) per basic and diluted share for the year ended December 31, 2003.  This contrasts with the 2002 net loss of $196,734 or $(.06) per basic and diluted share.  The increase in net loss was primarily due to lower gross profit margins.

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
vi.	Notes to Consolidated Financial Statements

Item 8.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.                 Controls and Procedures

As of December 31, 2003, the Company’s President and Chief Executive Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the President and Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to him in a timely fashion. There have been no significant changes in internal control over financial reporting, or in factors that could significantly affect internal control over financial reporting, subsequent to the date the President and Chief Executive Officer completed his evaluation.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Ralph E. Hanson	75	President, Chief Executive Officer, Treasurer, and Chairman of Board of Directors
Derrick Ebden	53	Director
Drusilla F. Hays	54	Vice President and Clerk
George F. Harrington	67	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, the Company’s directors and executive officers and any other persons holding more than ten percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission.  During the fiscal year ended December 31, 2003, all of these filing requirements were satisfied.  In making these disclosures, the Company has relied solely on written representations of its directors, executive officers, and ten percent stockholders, and copies of reports that they have filed with the Securities and Exchange Commission.

Item 10. Executive Compensation.

1.  Summary of Annual Compensation

The table set forth below shows the annual compensation for the three fiscal years ended December 31, 2003 paid by the Company to its President and Chief Executive Officer (the “named executive officer”).  No other executive officer received a total annual salary and bonus in excess of $100,000 in any such fiscal year.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus($)	Other Annual Compensation ($)	Securities Underlying Options(#)
Ralph E. Hanson, Chief Executive Officer	2003	139,064	—	—	—
	2002	144,412	—	—	—
	2001	140,063	—	—	100,000

2.  Stock Options

The table set forth below shows information regarding the value of unexercised stock options held by the named executive officer at December 31, 2003.

	Aggregate Option Values At Fiscal Year End
	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In- the-Money Options at
Name	Exercisable	Unexercisable	FY-End (1)
Ralph E. Hanson	100,000	0	0

(1)  Represents the fair market value of the Company’s Common Stock on December 31, 2003 ($0.29 per share based on the closing quote on such date on the OTC Bulletin Board) minus the exercise price per share, of the exercisable options, multiplied by the number of shares subject to the option.

Mr. Hanson was not granted any options or other equity based compensation during the fiscal year ended December 31, 2003 and did not exercise any options during such fiscal year.

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

Item 11.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

1.  Certain Beneficial Owners.

As of March 17, 2004, the only stockholders known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding shares of Common Stock were Ralph E. Hanson, who is a director, and Paul J. LaRaia, M.D. of 45 Ravine Road, Wellesley, Massachusetts 02481, who is the beneficial owner of 331,000 shares of Common Stock or 9.9% of the outstanding Common Stock.  The number of shares owned beneficially by Mr. Hanson and the percentage of the outstanding Common Stock represented by such shares is set forth in tabular form below.

2.  Beneficial Ownership of Management.

Each of the persons named in the following table has furnished the respective information shown

Name, Address & Offices Held with the Company	Shares Beneficially Owned as of March 17, 2004		Percentage of Class

Ralph E. Hanson Pace Medical, Inc. 391 Totten Pond Road Waltham, MA 02154 President, Chief Executive Officer, Treasurer, and Chairman of the Company	1,053,000	(1)	30.0%

Derrick Ebden APC Cardiovascular Ltd. 18 Macon Court Macon Way Crewe Cheshire CW1 1EA, England Managing Director of APC Cardiovascular Ltd.	124,000	(2)	3.6%

George F. Harrington Boston Equity Management Co. 13 Waldron Court Marblehead, MA 01945 Director of the Company	127,000	(3)	3.7%

Directors and Officers as a Group	1,304,000	(4)	36.1%

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

3.                Equity Compensation Plan Information

The following table provides information as of December 31, 2003 with respect to shares of Company common stock that may be issued under compensation plans or individual compensation arrangements under which equity securities of the Company are authorized for issuance:

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans (or arrangements) approved by security holders	0	0	0
Equity compensation plans (or arrangements) not approved by security holders (1)	380,000	0.33	0
Total	380,000	0.33	0

(1)   Consists of options to acquire shares of Common Stock, $.01 par value granted to certain members of management and to outside directors in 1999, 2000, 2001 and 2003 pursuant to individual written option agreements, not pursuant to a written plan.  In each case, the option was granted at the market price on the date of grant, had a term of five years and was exercisable in full on the date of grant.

Item 12.  Certain Relationships and Related Transactions.

In 1990 the Company entered into an agreement with APC Cardiovascular Ltd. (“Cardiovascular”), a company in which Derrick Ebden, a Director of the Company, is Managing Director and a principal stockholder, pursuant to which Cardiovascular was appointed the sole distributor of the Company’s products outside of North America on normal trade terms.  Such agreement does not have a fixed term, but is terminable by either party upon one year’s advance written notice.  Prior to leaving the employment of the Company in 1990 in connection with the Company’s downsizing of its operations in the United Kingdom, Mr. Ebden had been in charge of the Company’s marketing efforts outside of North and Central America through the Company’s subsidiary, APC Medical Ltd.  The Company made sales to Cardiovascular of approximately $1,005,087  during 2002 and $1,229,939 during 2003.  All such sales were made on normal trade terms.

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

21		Subsidiaries of the Registrant.

31		Certification pursuant to Rule 13a-14(a)

32		Certification pursuant to 18 U.S.C. Section 1350

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

Item 14.  Principal Accountant Fees and Services

The following table presents fees for audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2002 and 2003, and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	Fiscal Year 2002	Fiscal Year 2003
Audit Fees (1)	$43,000	$44,500
Tax Fees (2)	6,900	6,900
Total	$49,900	$51,400

(1)           Audit Fees – Audit fees billed to the Company by Deloitte & Touche for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB.

(2)           Tax Fees – Tax fees billed to the Company by Deloitte & Touche include fees related to tax compliance and review regarding the accounting treatment of various tax matters.

 Pre-Approval Policy of Audit and Non-Audit Services of Independent Auditors

The Board of Directors’ policy is to pre-approve all audit and non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The Board of Directors may delegate pre-approval authority to one or more of its members when expedition of services is necessary.  The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	PACE MEDICAL, INC.

	By:	/s/ Ralph E. Hanson
Ralph E. Hanson, President

	Date	March 30, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ralph E. Hanson
Ralph E. Hanson, Director, Principal
Executive, Financial, and Accounting Officer

Date	March 30, 2004

/s/ George F. Harrington
George F. Harrington, Director

Date	March 30, 2004

/s/ Derrick Ebden
Derrick Ebden, Director

Date	March 30, 2004

Pace Medical, Inc. and Subsidiary

Consolidated Financial Statements for the
Years Ended December 31, 2003 and 2002
and Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
Pace Medical, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of Pace Medical, Inc. and subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity and of comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 22, 2004

PACE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,060,791	$1,115,690
Accounts receivable	13,973	91,840
Accounts receivable—related party	250,845	261,789
Inventories:
Raw materials	257,019	290,266
Work in process	179,766	146,180
Finished goods	112,804	90,261

Total inventories	549,589	526,707

Prepaid expenses	41,651	25,792

Total current assets	1,916,849	2,021,818

PROPERTY AND EQUIPMENT:
Machinery and equipment	55,516	55,100
Office furniture, equipment, and improvements	65,746	59,766
Computer equipment	93,281	92,505

Total property and equipment	214,543	207,371

Less accumulated depreciation and amortization	(193,416)	(171,977)

Property and equipment—net	21,127	35,394

OTHER ASSETS—Net	249,097	239,461

TOTAL ASSETS	$2,187,073	$2,296,673

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$326,419	$219,506
Accrued expenses	125,852	90,656

Total current liabilities	452,271	310,162

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value — authorized, 5,000,000 shares; issued and and outstanding 3,400,870 shares	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Accumulated other comprehensive income	244,512	119,114
Accumulated deficit	(1,659,123)	(1,282,016)

Subtotal	1,766,549	2,018,258

Treasury stock, at cost (46,000 shares in 2003 and 2002)	(31,747)	(31,747)

Total shareholders’ equity	1,734,802	1,986,511

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,187,073	$2,296,673

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

NET SALES:
Customers	$89,703	$199,526
Related party	1,229,939	1,005,087

Total net sales	1,319,642	1,204,613

COST OF SALES	835,275	623,382

GROSS PROFIT	484,367	581,231

OPERATING EXPENSES:
Selling, general, and administrative	649,321	609,545
Engineering/development	202,511	166,534

LOSS FROM OPERATIONS	(367,465)	(194,848)

OTHER INCOME, Primarily interest	22,521	28,914

LOSS BEFORE INCOME TAX EXPENSE	(344,944)	(165,934)

INCOME TAX EXPENSE	32,163	30,800

NET LOSS	$(377,107)	$(196,734)

NET LOSS PER SHARE -
Basic and diluted	$(0.11)	$(0.06)

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND OF COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2003 AND 2002

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Treasury	Shareholders’
	Shares	Value	Capital	Deficit	Loss	Income	Stock	Equity
BALANCES—January 1, 2001	3,400,870	$34,009	$3,147,151	$(1,085,282)		$16,555	$(31,747)	$2,080,686

Net loss	—			(196,734)	$(196,734)	—	—	(196,734)
Cumulative translation adjustments	—	—	—	—	102,559	102,559	—	102,559

Comprehensive loss					$(94,175)

BALANCES—December 31, 2002	3,400,870	$34,009	$3,147,151	$(1,282,016)		119,114	(31,747)	1,986,511

Net loss				(377,107)	(377,107)			(377,107)

Cumulative translation adjustments					125,398	125,398		125,398

Comprehensive loss					$(251,709)

BALANCES—December 31, 2003	3,400,870	$34,009	$3,147,151	$(1,659,123)		$244,512	$(31,747)	$1,734,802

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(377,107)	$(196,734)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17,332	21,209
Unrealized foreign exchange transaction gains (losses)	8,780	(8,096)
Loss on disposal of fixed asset	804	—
Changes in assets and liabilities:
Accounts receivable	115,772	(129,384)
Prepaid expenses	(14,336)	1,925
Inventories	1,994	(65,171)
Accounts payable	98,028	83,515
Accrued expenses	27,361	(14,693)

Cash used in operating activities	(121,372)	(307,429)

CASH FLOWS USED IN INVESTING ACTIVITIES—Purchases of property and equipment	(11,790)	(84,017)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	78,263	70,770

DECREASE IN CASH AND CASH EQUIVALENTS	(54,899)	(320,676)

CASH AND CASH EQUIVALENTS—Beginning of year	1,115,690	1,436,366

CASH AND CASH EQUIVALENTS—End of year	$1,060,791	$1,115,690

See notes to consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements include the accounts of Pace Medical, Inc. subsidiary, APC Medical Ltd. (“APC”), a United Kingdom company (“Pace” or the “Company”). The Company manufactures and sells temporary external pacemakers, related accessories, and temporary heart pacemaker leads to various customers throughout the world. All intercompany transactions, balances and profits are eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Product Liability and Limits of Insurance Coverage—Because the Company’s temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company’s liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance. The Company maintains product liability coverage outside the United States with annual limits of £1,000,000  (approximately $1,779,000 as of December 31, 2003). The Company does not have product liability insurance in the United States. The Company believes, based upon management’s experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads. Management does not believe that any potential claims would therefore have a material impact on the financial condition or the results of operations.

Revenue Recognition—Sales are recognized when products are shipped, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured. Historical experience has been such that no allowances for sales returns or bad debts are currently provided.

Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at date of purchase.

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment—Property and equipment are stated at cost. Depreciation is recorded under the straight-line method based on the estimated useful lives of the related assets, ranging from three to seven years. Repairs and maintenance are expensed as incurred, while costs of betterments are capitalized. Depreciation expense approximated $15,178 and $16,252 for the years ended December 31, 2003 and 2002, respectively.

Other Assets—Other assets consist of deferred tooling costs, which are amortized using the straight-line method, primarily over five years. Amortization expense for 2003 and 2002 aggregated approximately $2,154 and $4,957, respectively. Accumulated amortization aggregated $37,391 and $35,237 at December 31, 2003 and 2002, respectively. The amortization expense for the next five years will be approximately $5,000 per year.

Long-Lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the assets.  If such assets are considered to by impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets

Translation of Foreign Currencies—Assets and liabilities of APC are translated at exchange rates in effect on reporting dates, while income and expenses are translated at rates which approximate those in effect on transaction dates (generally the average rate for the period). Differences due to changing exchange rates are charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.

Income Taxes—Deferred taxes are provided for temporary differences between book and tax bases of the Company’s assets and liabilities and loss and credit carryforwards based on tax rates and laws enacted as of the balance sheet date. The Company has provided a valuation allowance against net deferred tax assets due to uncertainty regarding the recoverability of tax carryforwards and other temporary differences.

Warranty—The Company warrants its temporary cardiac pacemakers for one year.  The Company records a liability for specific warranty matters when they become known and are reasonably estimable.  The Company’s product warranty obligations are included in accrued expenses.  The warranty reserve as of December 31, 2003 and 2002 was approximately $100,000 and $0, respectively.

Loss Per Share—The Company determines basic net loss per share using the weighted-average common shares outstanding for the year. The shares used to determine diluted net loss per share include the shares used in the calculation of basic net loss per share plus dilutive weighted-average options and warrants outstanding during the year using the treasury stock method.

Comprehensive Loss—Comprehensive loss includes net loss and foreign currency translation adjustments.

Stock-Based Compensation—Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Compensation expense associated with awards to nonemployees is measured using the fair-value method.  No stock based compensation expense was recorded in 2003 and 2002.  If the Company had used the fair value method to measure compensation, reported net loss would have been $380,969 and basic and diluted net loss per share would have been $(0.11) for the year ended December 31, 2003.   The Company did not grant any stock options in 2002.

The fair value of stock options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows in 2003: risk-free interest rate, 2.27%; expected life of the option grants, 4.5 years; expected volatility of underlying stock, 58%; and no expected dividend payment.

The option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options are not tradable with contractual lives of up to five years. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

Concentration of Credit Risk—The Company sells its products primarily to a limited number of distributors (see Note 7). The Company generally requires no collateral from its distributors.

2.             RELATED-PARTY TRANSACTIONS

In March 1990, the Company entered into an agreement with APC Cardiovascular Ltd. (“Cardiovascular”). This agreement specified that Cardiovascular would act as Pace’s distributor in the United Kingdom. A director and significant shareholder of Cardiovascular is also a director of Pace. Sales to Cardiovascular amounted to $1,229,939 and $1,005,087 in 2003 and 2002, respectively (Note 7). Receivables from Cardiovascular at December 31, 2003 and 2002 were $250,845 and $261,789, respectively.

3.             COMMITMENTS AND CONTINGENCIES

Lease Obligations—APC leases its plant and office facility under a renewable operating lease which expires in 2006. The annual rent is £29,550 ($48,613 at December 31, 2003). The lease requires payment of a pro rata share of insurance and maintenance costs in addition to the rental payment. Future minimum rental payments under the lease total $52,466 in each of the next five years.

On November 1, 2002, Pace entered into a lease agreement for its facility in the United States.  The lease agreement was for a one-year term, from November 1, 2002 through October 31, 2003. On November 1, 2003, Pace became a tenant at will.  Annual rent is approximately $63,000.

Rental expense for all operating leases, including leases with terms of less than one year, amounted to approximately $115,000 and $122,000 in 2003 and 2002, respectively.

Contracts—The Company has entered into a three-year employment agreement with its chairman that provides for annual compensation of $139,000. The agreement expires on May 31, 2004.

Contingencies—The Company is engaged in legal proceedings arising in the ordinary course of business.  We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

4.             INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

	2003	2002

Current - foreign	$32,163	$30,800

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Provision for income taxes	$32,163	$30,800

A reconciliation of the statutory U.S. rate to the effective rate, expressed in dollars, for the years ended December 31 is as follows:

	2003	2002

Statutory U.S. rate	$(62,070)	$(63,000)
State taxes, net of federal benefit	(11,450)	(10,650)
Rate difference on foreign taxes	(76,870)	(22,500)
Valuation allowances provided	182,553	126,950

Provision for income taxes	$32,163	$30,800

Deferred tax assets and liabilities, before valuation allowances, at December 31 were as follows:

	2003	2002

Net operating loss carryforwards	$1,029,800	$829,950
Research and development credits	180,400	180,000
Inventory	25,200	28,000
Depreciation and amortization	(57,700)	(21,000)
Other	3,803	(18,000)

	$1,181,503	$998,950

Deferred tax assets have been fully reserved. Valuation allowances were increased by $182,553 and $126,950 in 2003 and 2002, respectively, principally due to the generation of loss carryforwards in the United States which are unlikely to be realized.

At December 31, 2003, Pace has federal income tax loss carryforwards for financial and tax reporting purposes of $2,636,150, which will expire in the years 2004 through 2024, and state income tax carryforwards of $1,405,300, which will expire in the years 2004 through 2009. Pace has no foreign loss carryforwards available to benefit income earned by APC.

5.             SHAREHOLDERS’ EQUITY

Stock Options—During 2003, by authorization of the Board of Directors, options were granted to purchase 35,000 shares of common stock under nonqualified stock option agreements. During 2002, no options were granted. The options were granted at the fair market value of the Company’s common stock on the date of grant, vest at the date of grant, and are of a five-year duration. A summary of all stock option activity is as follows:

	Number of Options	Average Exercise Price	Average Fair Value

Outstanding and exercisable, January 1, 2002 and 2003	380,000	$0.36
Granted in 2003	35,000	0.24	$0.11
Expired in 2003	(35,000)	0.50

Outstanding and exercisable, December 31, 2003	380,000	$0.33
Outstanding and exercisable, December 31, 2002	380,000	$0.36

At December 31, 2003, the options outstanding and exercisable had weighted-average remaining contractual lives of 2.12 years.

Stock Repurchase Program—In March 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 100,000 shares of its common stock. As of December 31, 2003, 46,000 shares had been repurchased under the program for $31,747.

6.             NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31:

	2003	2002

Net loss	$(377,107)	$(196,734)

Weighted-average shares outstanding	3,354,850	3,354,850

Basic and diluted net loss per share	$(0.11)	$(0.06)

The impact of stock options have been excluded from the calculation of the weighted-average shares outstanding as they are anti dilutive due to the Company’s net loss position at December 31, 2003 and 2002.

7.             GEOGRAPHIC, SEGMENT, AND CUSTOMER DATA

The Company primarily manages its business based on geographic regions consisting of the United States and the United Kingdom through which it sells its external pacing devices and accessories. Geographic and segment data is set forth in the following table:

	United States	United Kingdom	Eliminations	Consolidated
2003

Sales and transfers	$333,030	$1,297,007	$(310,395)	$1,319,642
Depreciation and amortization	5,831	11,501		17,332
Net loss	(396,572)	19,465		(377,107)
Other income, primarily interest	4,507	18,014		22,521
Capital expenditures	11,790	—		11,790
Long-lived assets	254,735	15,489		270,224
Total assets	776,504	1,410,569		2,187,073

2002

Sales and transfers	$445,349	$1,081,019	$(321,755)	$1,204,613
Depreciation and amortization	9,266	11,943	—	21,209
Net (loss) income	(323,157)	126,423	—	(196,734)
Other income, primarily interest	10,810	18,104	—	28,914
Capital expenditures	78,576	5,441	—	84,017
Long-lived assets	249,580	25,275	—	274,855
Total assets	1,045,088	1,251,585	—	2,296,673

Transfers between areas are valued at cost plus a markup. Direct sales to foreign customers from domestic operations were not material.

Sales to major customers for the years ended December 31 were as follows:

	2003		2002
	Amount	Percent	Amount	Percent

Cardiovascular (related party)	$1,229,939	93%	$1,005,087	83%

During 2003 and 2002, only sales to the one customer accounted for more than 10% of the net sales.

******