Form 10KSB/A
period 2003-12-31
PACE MEDICAL INC
filed 2004-04-12
CIK 814057

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

Amendment No. 1

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No.1 is being filed solely to correct Item 9 of the report to add the paragraph concerning the Company’s code of Ethics.

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

Code of Ethics

We have a Chief Executive and Senior Financial Officers Code of Ethics.  This code satisfies the requirements set forth in Item 406 of Regulation S-B and applies to all relevant persons set forth therein.  The Company will mail to interested parties a copy of the Code of Ethics upon written request and without charge.  Such request shall be made to our Corporate Clerk, c/o Pace Medical, Inc., 391 Totten Pond Road, Waltham, Massachusetts 02451.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	PACE MEDICAL, INC.

	By:	/s/ Ralph E. Hanson
Ralph E. Hanson, President

	Date	April 12, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ralph E. Hanson
Ralph E. Hanson, Director, Principal
Executive, Financial, and Accounting Officer

Date	April 12, 2004

/s/ George F. Harrington
George F. Harrington, Director

Date	April 12, 2004

/s/ Derrick Ebden
Derrick Ebden, Director

Date	April 12, 2004