Form 10QSB
period 2004-03-31
PACE MEDICAL INC
filed 2004-05-24
CIK 814057

FORM 10-QSB

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                Yes    ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2004.

3,354,870 shares of Common Stock, par value $.01 per share

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

a)	Condensed Consolidated Balance Sheets

b)	Condensed Consolidated Statements of Operations

c)	Condensed Consolidated Statements of Cash Flows

d)	Notes to Condensed Consolidated Financial Statements

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2004	DECEMBER 31, 2003
	(Unaudited)	(See note below)

ASSETS

Current assets:
Cash and cash equivalents	$1,004,491	$1,060,791
Accounts receivable	302,515	264,818
Inventories:
Raw materials	317,250	257,019
Work-in-process	197,160	179,766
Finished goods	132,925	112,804
	647,335	549,589
Other current assets	9,944	41,651
Total current assets	1,964,285	1,916,849
Property and equipment, net	23,244	21,127
Other assets	248,861	249,097
TOTAL ASSETS	$2,236,390	$2,187,073

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$224,935	326,419
Accrued expenses	192,780	125,852
Total current liabilities	417,715	452,271

Shareholders’ equity:
Common stock, $.01 par value, 5,000,000 shares authorized, 3,400,870 issued	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Cumulative translation adjustment	289,955	244,512
Accumulated deficit	(1,620,693)	(1,659,123)
	1,850,422	1,766,549
Less: Treasury Stock, at Cost, 46,000 shares	(31,747)	(31,747)
Total Shareholders’ Equity	1,818,675	1,734,802

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,236,390	$2,187,073

Note:                               The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31
	2004	2003

Net sales	$381,753	$393,730

Cost of sales	159,020	222,555

	222,733	171,175

Operating expenses	190,514	192,151

Income (loss) from operations	32,219	(20,976)

Other income	6,211	5,442

Net income (loss)	$38,430	$(15,534)

Net income (loss) per share:

Basic	$0.01	$(0.00)

Diluted	$0.01	$(0.00)

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,430	$(15,534)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,228	4,244
Change in assets and liabilities, net:	(92,613)	(1,814)

Net cash used in operating activities	(50,955)	(13,104)

CASH FLOWS FROM INVESTING ACTIVITIES -

Purchases of property and equipment	5,345	—

CASH FLOWS FROM FINANCING ACTIVITIES

	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(56,300)	(13,104)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,060,791	$1,115,690

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,004,491	$1,102,586

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

2.             In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its wholly-owned subsidiary as of March 31, 2004 and the results of their operations for the three months ended March 31, 2004 and March 31, 2003 and their cash flows for the three months ended March 31, 2004 and March 31, 2003.

3.             The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended March 31, 2004 and 2003.  Cost of sales for such periods was calculated primarily using standard cost methods.

4.             The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

5.             The denominator used to determine both the basic and fully diluted net loss per share includes the weighted average common shares outstanding during the quarter.  The effect of stock options was anti-dilutive for the period ended March 31, 2003.

	Three Months Ended March 31,
	2004	2003

Net Income (loss)	$38,430	$(15,534)

Weighted-average shares outstanding	3,354,870	3,354,870
Effect of dilutive securities	7,000	—

Total shares	3,361,870	3,354,870

Basic net income (loss) per share	$0.01	$(0.00)

Diluted net income (loss) per share	$0.01	$(0.00)

6.             Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003

Net Income (Loss)	$38,430	$(15,534)

Currency Translation Adjustment	(45,443)	(13,379)

Total	$(7,013)	$(28,913)

7.             The Company periodically grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares on the date of grant.  The Company accounts for such stock option grants using the intrinsic value method.  Stock options granted to non-employees are accounted for using the fair value method.  There were 360,000 options outstanding and exercisable at December 31, 2003 and March 31, 2004 with a weighted average exercise price of $0.33 per share.  At March 31, 2004, the options outstanding and exercisable had weighted average remaining contractual lives of approximately two years.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

As of March 31, 2004, the Company had cash and cash equivalents of $1,004,491 and working capital of $1,546,570.  The working capital at March 31, 2004 was higher than the amount at December 31, 2003, owing to the net income from operations.  The Company’s cash flows have historically tracked its operating results.

The Company expects to maintain a sound financial base for the balance of fiscal 2004.  Management continues to believe that the current level of working capital, coupled with the flexibility of the Company’s cost structure, should suffice to ensure that on-going operations are financed adequately.

Financial Results - Three Months ended March 31, 2004 versus Three Months ended March 31, 2003

Sales in the first quarter of 2004 decreased 3% from the sales posted in the first quarter of 2003.  While the Company has had some success in addressing the component shortages in the first quarter of 2004, there can be no assurance that the Company will not encounter component shortages in future quarters.

The Company’s margins in the first quarter were higher than those seen in 2003 (43% in 2003 and 58% in 2004).  This occurred due to a change in product mix.  It should be noted that pricing has remained firm on all products.

Operating expenses were lower in the three months ended March 31, 2004 versus the three months ended March 31, 2003.  Management anticipates some increase in its operating expenditures during the balance of 2004.

No tax provision was recorded for the three months ended March 31, 2004 owing to the Company’s ability to use net operating loss carryforwards in both the United States and the United Kingdom.

Net income for the quarter was $38,430 or $.01 per share in contrast to a net loss of $15,534 or $.00 per share in the first quarter of 2003.

Factors That May Affect Future Results

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties.  In particular, statements contained in this report which are not historical facts (including but not limited to the Company’s expectations regarding business strategy, new product availability, pricing, anticipated operating results, market share, operating expenses and anticipated working capital) may be “forward-looking” statements.  The Company’s actual results may differ from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, risks associated with the introduction of new products including supplier performance, development of markets for new products offered by the Company, personnel requirements, the Company’s relationships with distributors and OEM’s, the economic health of such OEM’s, government regulation, competition and general economic conditions.

Item 3.  Controls and Procedures

The Company’s President and Chief Executive Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the President and Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. There have been no significant changes in internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting, subsequent to the date the President and Chief Executive Officer completed his evaluation.

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

PACE MEDICAL, INC.
(Registrant)

Date:	May 24, 2004	/s/ Ralph E. Hanson
Ralph E. Hanson, President
and Chief Executive Officer
(principal executive officer)

Date:	May 24, 2004	/s/ Ralph E. Hanson
Ralph E. Hanson, Chief
Financial Officer
(principal financial officer)