Form 10QSB
period 2004-06-30
PACE MEDICAL INC
filed 2004-08-23
CIK 814057

FORM 10-QSB

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(781) 890-5656

(Issuer’s telephone number,

including area code)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 20, 2004.

3,354,870 shares of Common Stock, par value $.01 per share

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

a)  Condensed Consolidated Balance Sheets

b)  Condensed Consolidated Statements of Operations

c)  Condensed Consolidated Statements of Cash Flows

d)  Notes to Condensed Consolidated Financial Statements

PACE MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2004	DECEMBER 31, 2003
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$829,273	$1,060,791
Accounts receivable	249,852	264,818
Inventories:
Raw materials	312,374	257,019
Work-in-process	124,405	179,766
Finished goods	124,391	112,804
	561,170	549,589
Other current assets	35,736	41,651
Total current assets	1,676,031	1,916,849

Property and equipment, net	21,553	21,127
Other assets	248,704	249,097
TOTAL ASSETS	$1,946,288	$2,187,073

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$94,247	$326,419
Accrued expenses	220,094	125,852
Total current liabilities	314,341	452,271

Shareholders’ equity:
Common stock, $.01 par value	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Cumulative translation adjustment	263,718	244,512
Accumulated deficit	(1,781,184)	(1,659,123)
	1,663,694	1,766,549
Less Treasury Stock, at Cost, 46,000 shares	(31,747)	(31,747)
Total Shareholders’ Equity	1,631,947	1,734,802

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,946,288	$2,187,073

Note:                   The balance sheet at December 31, 2003 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2004	2003	2004	2003
Net sales	$228,161	$277,618	$609,914	$671,348
Cost of sales	193,055	161,843	352,075	384,398
	35,106	115,775	257,839	286,950
Other operating expenses	211,269	211,716	401,783	403,867
Loss from operations	(176,163)	(95,941)	(143,944)	(116,917)
Other income	2,081	6,630	8,292	12,072
Net loss	$(174,082)	$(89,311)	$(135,652)	$(104,845)
Net loss per share:
Basic	$(0.05)	$(0.03)	$(0.04)	$(0.03)
Diluted	$(0.05)	$(0.03)	$(0.04)	$(0.03)
Weighted Average Shares Outstanding	3,354,870	3,354,870	3,354,870	3,354,870

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,652)	$(104,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,024	7,421
Changes in assets and liabilities, net:	(95,440)	(61,339)
Net cash used in operating activities	(230,068)	(158,763)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,450)	(—)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(231,518)	(158,763)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,060,791	1,115,690
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$829,273	$956,927

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                       The accompanying unaudited consolidated financial statements and these notes have been condensed and do not contain all disclosures required by generally accepted accounting principles.  See notes to audited consolidated financial statements contained in the Company’s annual report.

2.                                       In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its subsidiary as of June 30, 2004 and the results of their operations for the three and six months ended June 30, 2004 and June 30, 2003 and their cash flows for the six months ended June 30, 2004 and June 30, 2003.

3.                                       The Company prepares its financial information using the same accounting principles as for its annual financial statements except that no physical inventories were taken during either of the periods ended June 30, 2004 or 2003.  Cost of sales for such periods was calculated primarily using standard cost methods.

4.                                       The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

6.                                       Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Loss	$(174,082)	$(89,311)	$(135,652)	$(104,845)

Currency Translation Adjustment	(26,237)	38,341	19,206	23,262

Total	$(200,319)	$(50,970)	$(116,446)	$(80,833)

Item 2.                                                           Management’s Discussion and Analysis or Plan of Operation.

PACE MEDICAL, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

As of June 30, 2004, the Company had cash and cash equivalents of $829,273 and working capital of $1,361,690.  Working capital decreased $102,888 since December 31, 2003 owing to the use of cash in operations.  The Company’s cash flows have historically tracked its operational results.

Management continues to believe that the current level of working capital should suffice to ensure that on-going operations are financed adequately.

Financial Results - Three Months ended June 30, 2004 versus Three Months ended June 30, 2003

Sales in the second quarter of 2004 decreased 18% from the sales recognized in the second quarter of 2003.  The decrease in sales was due, in part, to the Company’s inability to obtain raw materials on a scheduled basis from its suppliers.  The Company anticipates that it may encounter additional component shortages in future quarters.  Sales were also lower due to a suspension of shipments of its model 4170 in response to a medical issue raised by the Products Regulatory Agency (England) in May, 2004.  The medical issue has since been resolved and shipments of the 4170 are expected to resume in September 2004.

The Company’s margins in the second quarter were lower than those attained in 2003 (from 42% in 2003 to 15% in 2004). This occurred due to reduced sales and production variances.  It should be noted that pricing has remained firm on all products.

Operating expenses were essentially unchanged in the three months ended June 30, 2004 versus the three months ended June 30, 2003.  Management anticipates some increase in its operating expenditures during the balance of 2004.

No tax benefit was recorded for the three months ended June 30, 2004 owing to uncertainty regarding the Company’s ability to use net operating loss carryforwards in both the U.S. and U.K.

Net loss for the quarter was $174,082 or $0.05 per share, representing an increase in the loss of $84,771 from the comparable quarter in 2003.

Financial Results - Six Months ended June 30, 2004 versus Six Months ended June 30, 2003

Sales in the six months ended June 30, 2004 decreased 9% from the amount posted in the six months ended in June 30, 2003.  The decrease in sales was due to the Company’s inability to obtain raw materials on a scheduled basis from its suppliers and the suspension of shipments of the Model 4170 described above, in each case, during the second quarter.

The Company’s margins for the year-to-date period were lower than those achieved in the first half of 2003 (from 43% in 2003 to 42% in 2004). This occurred due to the sales decline and production variances in the second quarter.  It should be noted that pricing has remained firm on all products.

Operating expenses were essentially unchanged for the six months ended June 30, 2004 versus the six months ended June 30, 2003.  Management anticipates some increase in its operating expenditures during the balance of 2004.

No tax benefit was recorded for the six months ended June 30, 2004 owing to uncertainty regarding the Company’s ability to use net operating loss carryforwards in both the U.S. and U.K.

Net loss for the first six months of 2004 was $135,652 or $0.04 per share, versus a net loss of $104,845, or $0.03 per share, for the comparable period in 2003.

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

Item 3. Controls and Procedures

As of the date of this report, our President and Chief Executive Officer performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the President and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation.

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on June 3, 2004, the following members were reelected to the Board of Directors:

	Votes for	Votes Withheld

Ralph E. Hanson	2,966,400	172,600
George F. Harrington	2,966,400	172,600
Derrick Ebden	2,966,400	172,600

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

31	Certification pursuant to Rules 13a -14 and 15d -14 promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACE MEDICAL, INC.
(Registrant)

Date:	August 23, 2004	/s/ Ralph E. Hanson
Ralph E. Hanson, President and Chief Executive Officer

(principal executive officer)

Date:	August 23, 2004	/s/ Ralph E. Hanson
Ralph E. Hanson, Chief Financial Officer

(principal financial officer)

PACE MEDICAL, INC.

FORM 10-QSB

June 30, 2004

EXHIBIT INDEX

Exhibit No.

Description

31	Certification pursuant to Rules 13a - 14 and 15d -14 promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002