Form 10-Q
period 2004-09-30
PACE MEDICAL INC
filed 2004-11-15
CIK 814057

FORM 10-QSB

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒       No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2004.

3,354,870 shares of Common Stock, par value $.01 per share

Transitional Small Business Disclosure format:  Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

a)	Condensed Consolidated Balance Sheets

b)	Condensed Consolidated Statements of Operations

c)	Condensed Consolidated Statements of Cash Flows

d)	Notes to Condensed Consolidated Financial Statements

PACE MEDICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(Unaudited)	(See note below)
ASSETS

Current assets:
Cash and cash equivalents	$721,357	$1,060,791
Accounts receivable	376,494	264,818
Inventories:
Raw materials	246,667	257,019
Work-in-process	108,564	179,766
Finished goods	87,867	112,804
	443,098	549,589
Other current assets	25,533	41,651
Total current assets	1,566,482	1,916,849
Plant and equipment, net	20,974	21,127
Other assets	248,625	249,097
TOTAL ASSETS	$1,836,081	$2,187,073

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$121,977	$326,419
Accrued expenses	138,659	125,852
Total current liabilities	260,636	452,271

Shareholders’ equity:
Common stock	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Cumulative translation adjustment	249,313	244,512
Accumulated deficit	(1,823,281)	(1,659,123)
	1,607,192	1,766,549

Less Treasury Stock, at Cost	(31,747)	(31,747)
Total Shareholders’ Equity	1,575,445	1,734,802

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,836,081	$2,187,073

Note:          The balance sheet at December 31, 2003 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003

Net Sales	$398,577	$316,125	$1,008,491	$987,473

Cost of sales	237,691	161,378	589,766	545,776

	160,886	154,747	418,725	441,697

Operating expenses	196,345	194,388	598,128	598,255

Loss from operations	(35,459)	(39,641)	(179,403)	(156,558)

Other income	6,953	4,896	15,245	16,968

Net loss	$(28,506)	$(34,745)	$(164,158)	$(139,590)

Basic and Diluted Net loss per share	$(.01)	$(.01)	$(.05)	$(.04)

See accompanying notes to condensed consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,158)	$(139,590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,588	11,050
Change in assets and liabilities, net:	(175,429)	(129,177))

Net cash used in operating activities	(337,999)	(257,717)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(1,435)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(339,434)	(257,717)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,060,791	1,115,690

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$721,357	$857,973

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

2.             In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its subsidiary as of September 30, 2004 and the results of their operations for the three and nine months ended September 30, 2004 and September 30, 2003 and their cash flows for the nine months ended September 30, 2004 and September 30, 2003.

3.             The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

4.             Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period, except where the effect would be anti-dilutive.  The number of dilutive common equivalent shares outstanding during the period has been determined in accordance with the treasury-stock method.  Common equivalent shares consist of common stock issuable upon the exercise of outstanding options.

The number of basic and diluted weighted average common shares outstanding were 3,354,870 for all periods presented.  For both the three and nine months ended September 30, 2004 and 2003, options to purchase 360,000 and 380,000 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

5.                 Comprehensive loss includes net loss and foreign currency translation adjustments.  Comprehensive loss for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net Loss	$(28,506)	$(34,745)	$(164,158)	$(139,590)

Currency Translation Adjustment	(14,405)	13,482	4,801	38,444

Total	$(42,911)	$(21,263)	$(159,357)	$(101,146)

Item 2.                    Management’s Discussion and Analysis or Plan of Operation.

PACE MEDICAL, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

As of September 30, 2004, the Company had cash and cash equivalents of $721,357 and working capital of $1,305,846. Working capital decreased $185,732 since December 31, 2003 owing to the use of cash in operations.  The Company’s cash flows have historically tracked its operational results.

Financial Results - Three Months ended September 30, 2004 versus Three Months ended September 30, 2003

Sales in the third quarter of 2004 increased 26% from the sales posted in the third quarter of 2003.  The increase in sales was due primarily to increases in volume of products shipped to international customers.  While the Company has had some success in addressing the component shortages, there can be no assurance that the Company will not encounter component shortages in future quarters.

The Company’s margins in the third quarter were lower than those attained in 2003 (from 49% in 2003 to 40% in 2004). This occurred due to a change in product mix.  It should be noted that pricing has remained firm on all products.

Operating expenses were virtually unchanged in the three months ended September 30, 2004, versus the three months ended September 30, 2003.  Management anticipates some increase in its operating expenditures during the balance of 2004.

No tax benefit was recorded for the three months ended September 30, 2004 owing to uncertainty regarding the Company’s ability to use net operating loss carryforwards in both the U.S. and U.K.

Net loss for the quarter was $28,506, or $0.01 per share, verses a net loss of $34,745, or $.01 per share, for the comparable quarter in 2003.

Financial Results - Nine Months ended September 30, 2004 versus Nine Months ended September 30, 2003

Sales in the nine months ended September 30, 2004 increased 2% from the amount posted in the nine months ended in September 30, 2003.  The increase in sales was primarily due to the higher volumes of products shipped in the third quarter offset by lower volumes in the first two quarters.

The Company’s margins for the year-to-date period were lower than those achieved in the first half of 2003 (from 45% in 2003 to 42% in 2004). This occurred due to a change in product mix.  It should be noted that pricing has remained firm on all products.

Operating expenses were virtually unchanged for the nine months ended September 30, 2004, versus the nine months ended September 30, 2003.  Management anticipates some increase in its operating expenditures during the balance of 2004.

No tax benefit was recorded for the nine months ended September 30, 2004 owing to uncertainty regarding the Company’s ability to use net operating loss carryforwards in both the U.S. and U.K.

Net loss for the first nine months of 2004 was $164,158 or $0.05 per share, versus a net loss of $139,590, or $0.04 per share, for the comparable period in 2003.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

	31	Certification pursuant to Rules 13a -14 and 15d -14 promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACE MEDICAL, INC.
(Registrant)

Date:	November 15, 2004	/s/ Ralph E. Hanson
Ralph E. Hanson, President and Chief Executive Officer (principal executive officer)

Date:	November 15, 2004	/s/ Ralph E. Hanson
Ralph E. Hanson, Chief Financial Officer (principal financial officer)

PACE MEDICAL, INC.
FORM 10-QSB
September 30, 2004
EXHIBIT INDEX

Exhibit No.	Description

31	Certification pursuant to Rules 13a -14 and 15d -14 promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002