Form 10KSB
period 2004-12-31
PACE MEDICAL INC
filed 2005-06-09
CIK 814057

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $.01 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                               Yes  ☐  No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

State issuer’s revenues for its most recent fiscal year $1,216,624

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.  $137,890 as of May 31, 2005

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

3,354,870 shares of Common Stock, $.01 par value, as of May 31, 2005.

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

a.  The Company.

Pace Medical, Inc. (the “Company”) is principally engaged in the design, manufacture and sale of single and dual-chamber temporary cardiac pacemakers, a dual-chamber pacing analyzer, surgical and temporary pacemaker extension cables, and related accessories.

The Company was incorporated in 1985 and commenced operations on January 1, 1986 following the acquisition of APC Medical Ltd (“APC Medical”) which is now a wholly-owned subsidiary of the Company.  Unless otherwise specifically referenced herein, the term “Company” includes APC Medical.

APC Medical is the successor to Devices Limited (a former unit of Johnson & Johnson), a U.K. manufacturer of medical electronic equipment, permanent pacemakers and leads, and temporary pacemakers, which was a pioneer in the pacing industry.   APC Medical is a U.K. limited company with facilities located in Welwyn Garden City, Herts, England.  APC Medical provides the Company with a foreign based manufacturing operation and an international marketing and sales presence through a network of experienced sales representatives and distributors in the U.K., Europe, and other world markets.  A portion of the Company’s manufacturing continues to be done by APC Medical, and APC Medical markets the Company’s products outside the U. S. and Canada under the APC Medical name.  The Company is responsible for marketing in the U.S. and Canada and conducts most of its manufacturing and new product development operations in the U.S.

b.  Description of Business of the Company.

The Company designs, manufactures and sells single and dual-chamber temporary cardiac pacemakers, a dual-chamber pacing analyzer, surgical and temporary pacemaker extension cables, and related accessories.  The Company is not engaged in the business of designing, manufacturing, or marketing permanent implantable cardiac pacemakers and, due to the high risk of liability associated with such pacemakers, does not intend to enter this business.  Temporary pacemakers involve some risk of liability because they may be life-supporting medical devices, but their ability to be tested, repaired and replaced without surgery diminishes the risks to the patient and the potential of liability in comparison to permanent implantable pacemakers.

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

The products currently marketed by the Company are as follows:

Temporary Cardiac Pacemakers.  The Company’s Model 4570 MICRO-PACE, dual-chamber, temporary cardiac pacemaker, is a programmable eleven (11) mode, single and dual-chamber temporary cardiac pacemaker consisting of three (3) atrial modes, AOO, AAI, AAT, four (4) ventricular modes VDD, VOO, VVI, VVT, and four (4) dual modes DOO, DVI, DDI, DDD.  The MICRO-PACE is a technically advanced dual-chamber temporary cardiac pacemaker which utilizes a copyrighted computer software-based microprocessor design.  See “Licenses and Proprietary Technology”.  With the MICRO-PACE unit, the physician is able to select the proper physiological parameters in accordance with each individual patient’s needs.  The MICRO-PACE unit has features that address the typical complications previously associated with advanced dual-chamber pacing modes.  The simplified keyboard operation, visual display, built-in safety features, wide selection of parameter and operation modes, size and battery operation are all features that make the MICRO-PACE unit an innovation in temporary cardiac pacing.  The Model 4570 MICRO-PACE, dual-chamber, DDD, temporary cardiac pacemaker is an enhanced version of the Company’s original MICRO-PACE unit, Model 4553, which received FDA approval in 1991.  The Model 4570 received FDA SPMA approval in August, 1995.  It has the ability to sense, pace and track in the DDD mode at high-rates, thus allowing cardiologists and surgeons to address the needs of post-operative, open-heart patients, regardless of their age.  In particular, the device will greatly assist the recovery of both infants and young children, who have very fast atrial heart rates (180-210 bpm) and have developed temporary heart block, following open-heart surgery.  To the Company’s knowledge, the Model 4570, dual-chamber, temporary pacemaker was the first device of its kind in the world with the ability to sense and pace at high rates in the DDD mode, thereby restoring A-V synchrony and improving cardiac output.

The Company also manufactures three (3) types of single-chamber temporary cardiac pacemakers.  Model EV4542 and Model EV4543 are ambulatory units which attach comfortably to the patient and allow for ambulatory pacing, if required.  They are highly desirable due to their small size and they offer a great deal of flexibility with regard to the selection of required pacing parameters.  These miniature pacemakers are battery operated and have over a decade of reliability and performance.  Model 4170 attaches to the patient’s bed rail and is more rugged in construction.  The Company believes based upon management’s experience in the market that APC Medical and its predecessors have supplied the majority of the temporary external pacemakers sold in the United Kingdom.

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

New and Proposed Products

The Company generally introduces a new product outside the United States first and, upon the receipt of FDA approval, commences marketing of the product in the United States.  Introduction of all of the Company’s new products in the United States is subject to FDA approval.  See “Current Products” and “Government Regulation”.   The Company currently has three new temporary pacemaker products under development.       The Company currently intends to file appropriate regulatory submissions with the FDA covering these devices during the year 2005.   The new products include a single chamber device and two dual chamber devices.

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

During 2004 and 2003, 90% and 93%, respectively, of the Company’s sales were to one customer.

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

Since in most cases an insurance company or government program, including Medicare and Medicaid, reimburses the hospital or patient for pacemakers, any future reductions in government funding of health insurance may limit funds available to certain government third-party payers to pay for the Company’s products, thereby adversely affecting the Company’s sales.

The nature of the Company’s pacemaker products requires that sufficient inventories of finished goods and critical components be maintained to insure that the rapid delivery requirements of its customers are met.  Over the last several years, the Company has not been able to maintain a satisfactory inventory of finished goods due to component shortages. This has affected both our international and domestic sales.  See “Sources of Supply”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Product Liability and Limits of Insurance Coverage

Because the Company’s temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company’s liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance.  The Company maintains product liability coverage outside the United States with annual limits of £1,000,000 (approximately $1,916,000 as of December 31, 2004).  The Company does not have product liability insurance in the United States, and any claim could adversely affect the Company’s financial condition and results of operations.  The Company believes, based upon management’s experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads.  However, the cost of recalling its products upon discovery of any material defects would be substantial and could have an adverse effect on the Company and its financial condition and results of operations.

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

During the years ended December 31, 2003 and December 31, 2004, the Company expended $202,511 and $117,191, respectively, on product development.

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

Certain states may also regulate medical devices, but such state regulation, if different from federal requirements, must have prior FDA approval.  The Company’s products are also subject to various regulations by governments outside the United States.  Many foreign countries have regulations similar to the FDA that must be adhered to.  Also the Medicines and Healthcare products Regulatory Agency (MHRA) in the U.K. carefully monitors the performance of U.K. manufacturing companies.  The Company believes that its products are in compliance with such other regulations.

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

Foreign Operations

For the years ended December 31, 2003 and December 31, 2004, revenues from export sales totaled $1,290,397 and $1,165,904, respectively (approximately 98% and 96%, respectively, of net sales).  APC Medical assembles a portion of the Company’s products in the United Kingdom for shipment to foreign and domestic customers.  APC Medical manufactures temporary pacemakers, temporary pacemaker extension cables, and surgical extension cables in its own facility for international and domestic distribution.  See “Notes to Consolidated Financial Statements”.

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

Employees

At December 31, 2004, the total number of the Company’s full-time employees was 12.  APC Medical employed 6 of these employees.  The Company believes, based upon management’s opinion, that its relations with its employees are satisfactory.

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

In addition, APC Medical leases approximately 5,000 square feet of manufacturing and office space located in Welwyn Garden City, Herts, England at a current annual rent of approximately £29,550 ($56,618) or approximately £5.90 ($11.30) per square foot.  The lease expires in 2006 and contains provisions requiring upward revision of the rent every five years.

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

Fiscal Year Ended December 31, 2003 (OTC)

Closing Quote

First Quarter	$0.25
Second Quarter	$0.27
Third Quarter	$0.32
Fourth Quarter	$0.29

Fiscal Year Ended December 31, 2004 (OTC)

First Quarter	$0.29
Second Quarter	$0.26
Third Quarter	$0.28
Fourth Quarter	$0.28

As of May 31, 2005, there were 85 record holders of the Company’s Common Stock.

The Company has never paid any dividends and does not have any intention of paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Item 6.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Over the past two years the Company’s business has been adversely affected on account of three factors.  First, the Company has experienced a shortage of components due to single source suppliers going out of business.  Second, it voluntarily suspended shipments of its Model 4170 in the second quarter of 2004 in response to a medical issue raised by the Products Regulatory Agency (England) in May, 2004, which was resolved in January, 2005.  Finally, sales in the United States were adversely affected as a result of consolidation in the OEM market resulting in fewer U.S. distributors.   The Company has taken steps to address each of these issues.  Assuming it is able to remain on schedule with the release of its new products under development, it expects improved results in 2005 and in future years.

Liquidity and Capital Resources

As of December 31, 2004, the Company had cash and cash equivalents of $902,198 and working capital of $1,268,231 This contrasts to comparable cash and working capital positions at December 31, 2003 of $1,060,791  and $1,464,578, respectively.

The decrease in the Company’s liquidity since the beginning of the fiscal year is primarily attributable to a decrease in cash flow from operations.  The Company’s cash flows have historically tracked its operational results.

In March, 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 100,000 shares of its common Stock.  As of May 31, 2005, 46,000 shares had been repurchased under the program for $31,747.

Management believes that its working capital, coupled with the flexibility of the Company’s cost structure, should suffice to ensure that its on-going operations are financed adequately.   In the short term, however, additional equity and or debt financing may be sought to continue to fund research and development, capital equipment, inventories, and to expand the Company’s marketing operation.  There can be no guarantee that the Company will be successful in obtaining capital or that such capital can be obtained on favorable terms.  In addition, the obtaining of additional capital through the issuance of equity securities may also result in dilution of existing shareholders’ interests.

Results of Operations - Year Ended December 31, 2004 versus Year Ended December 31, 2003

Sales decreased by 8% from $1,319,642 in 2003 to $1,216,624 in 2004.  The decrease was primarily due to lower sales of the Company’s Bedside Temporary

Pacemakers in the United Kingdom since May, 2004 as described above, offset in part by higher shipments of other products.

Gross margins for 2004 were approximately 45% verses 37% in 2003.  The increase was due to repairs and product updates.   It should be noted that prices continued to remain firm on all products.

Operating expenses increased $19,025, or 2% in 2004 to $870,857 from 2003 operating expenses of $851,832.  The increase was primarily due to an increase in administration expenses.  Management anticipates some increase in its operating expenditures in 2005.

The Company has reflected tax provisions of $14,751 and $32,163 on its financial statements for 2004 and 2003, respectively, representing taxes paid in the UK on APC income.  No US tax was provided for in either year.

Net loss for 2004 was $(309,632) or $(0.10) per basic and diluted share for the year ended December 31, 2004.  This contrasts with the 2003 net loss of $(377,107) or $(0.11) per basic and diluted share.  The reduction in the net loss was primarily due to the higher margins.

Management believes that inflation has had no impact on either net sales or income in the previous two years.

Factors That May Affect Future Results

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties.  In particular, statements contained in this report which are not historical facts (including but not limited to the Company’s expectations regarding business strategy, new product availability, pricing, anticipated operating results, sales levels, market share, operating expenses, and anticipated working capital) may be “forward-looking” statements.  The Company’s actual results may differ from those stated in any forward-looking statements.  Factors that may cause such difficulties include, but are not limited to, risks associated with the introduction of new products including supplier performance, development of markets for new products offered by the Company, the Company’s relationships with distributors and OEM’s, the economic health of such OEM’s, government regulation, including, without limitation, compliance with FDA requirements, competition, and general economic conditions.

Item 7.                                                           Financial Statements.

The Company’s financial statements are set forth below:

a.	Report of Independent Registered Public Accounting Firm
b.	Report of Independent Registered Public Accounting Firm
c.	Consolidated Balance Sheets as of December 31, 2004 and 2003
d.	Consolidated Statements of Operations for the Years ended December 31, 2004 and 2003
e.	Consolidated Statements of Changes in Shareholders’ Equity and of Comprehensive Loss for the Years ended December 31, 2004 and 2003
f.	Consolidated Statements of Cash Flows for the Years ended December 31, 2004 and 2003
f.	Notes to Consolidated Financial Statements

Item 8.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.                                                  Controls and Procedures

As of December 31, 2004, Ralph E. Hanson, who then served as the Company’s President and Chief Executive Officer conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, Mr. Hanson concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to him in a timely fashion. There have been no significant changes in internal control over financial reporting, or in factors that could significantly affect internal control over financial reporting, subsequent to the date Mr. Hanson completed his evaluation.

Item 8B.                                                  Other Information

None

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Ralph E. Hanson	76	Chairman of Board of Directors; Treasurer
Steven E. Hanson	51	President and Chief Executive Officer
Derrick Ebden	54	Director
Drusilla F. Hays	55	Vice President and Clerk
George F. Harrington	68	Director

Each Director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified.  Except as noted below, no officer holds his/her office for a fixed term and the Board of Directors may terminate any officer’s term of office.

Ralph E. Hanson is the Company’s founder and presently serves as the Company’s Chairman of the Board of Directors and as Treasurer of the Company.  He has been a director of the Company since 1985.  From 1985 until January 3, 2005, he served as the Company’s President and Chief Executive Officer.  He is the father of Steven Hanson and is married to Drusilla Hays.

Steven E. Hanson was elected as President and Chief Executive Officer of the Company on January 3, 2005.  He has been a director of APC Medical since 1979.  From 1992 until May, 2004, Steven Hanson served as President of Centerpulse Dental, a division of Sulzermedica, which was acquired by Zimmer Dental, Inc.  During the period 1982 to 1992, Steven served in various positions with Intermedics, Inc. (later called Sulzer Intermedics, Inc.), also a division of Sulzermedica.  He initially served as Director - International, and later, as Vice President - International.  From 1977 to 1982, Steven served as Vice President – Sales and Marketing, of American Pacemaker Corporation until its acquisition by Intermedics, Inc.  Steven E. Hanson is the son of Ralph E Hanson.

Derrick Ebden has been a Director of the Company since 1985.  Mr. Ebden has been the Managing Director of APC Cardiovascular Ltd., a distributor of medical devices, since March, 1990.  See Item 12.  Certain Relationships and Related Transactions.  Prior to that time, Mr. Ebden served as the Managing Director of the Company’s subsidiary, APC Medical, since 1982 and had been a Vice President of the Company since its incorporation.

Drusilla F. Hays has been a Vice President and Clerk of the Company since 1985.  Ms. Hays is married to Ralph Hanson.

George F. Harrington has been a Director of the Company since 1986.  He is President of Boston Equity Management Co., a private investment management firm, and has been involved in private investment management since 1967.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, the Company’s directors and executive officers and any other persons holding more than ten percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission.  During the fiscal year ended December 31, 2004, all of these filing requirements were satisfied.  In making these disclosures, the Company has relied solely on written representations of its directors, executive officers, and ten percent stockholders, and copies of reports that they have filed with the Securities and Exchange Commission.

Code of Ethics

The Company has a Chief Executive and Senior Financial Officer Code of Ethics.   This code satisfies the requirements set forth in Item 406 of Regulation S-B and applies to all relevant persons set forth therein.   The Company will mail to interested parties a copy of the Code of Ethics upon written request and without charge.  Such request shall be made to the Corporate Clerk, c/o Pace Medical, Inc., 391 Totten Pond Road, Waltham, Massachusetts 02451.

Item 10.         Executive Compensation.

1.  Summary of Annual Compensation

The table set forth below shows the annual compensation for the three fiscal years ended December 31, 2004 paid by the Company to Ralph E. Hanson, who served as the Company’s President and Chief Executive Officer during such period (the “named executive officer”).  No other executive officer received a total annual salary and bonus in excess of $100,000 in any such fiscal year.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus($)	Other Annual Compensation ($)	Securities Underlying Options(#)

Ralph E. Hanson, Chief Executive Officer	2004	144,412	—	—	—
	2003	139,064	—	—	—
	2002	144,412	—	—	—

2.  Stock Options

The table set forth below shows information regarding the value of unexercised stock options held by the named executive officer at December 31, 2004.

Aggregate Option Values At Fiscal Year End

	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In- the-Money Options at
Name	Exercisable	Unexercisable	FY-End (1)

Ralph E. Hanson	100,000	0	0

(1)  Represents the fair market value of the Company’s Common Stock on December 31, 2004 ($0.28 per share based on the closing quote on such date on the OTC Bulletin Board) minus the exercise price per share, of the exercisable options, multiplied by the number of shares subject to the option.

.Ralph Hanson was not granted any options or other equity based compensation during the fiscal year ended December 31, 2004 and did not exercise any options during such fiscal year.

3.  Director Compensation

The Company’s directors receive no cash compensation in consideration for serving on the Board of Directors.  However, in January, 2001, the Company granted to each of George F. Harrington and Derrick Ebden a five year non-qualified stock option to purchase 50,000 shares of Common Stock at an exercise price of $0.32 per share, which was determined by the Board of Directors to be the fair market value of the Company’s Common Stock on the date of grant.

Item 11.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS AND

STOCKHOLDINGS OF MANAGEMENT

The following table shows, as of May 31, 2005, the number of shares beneficially owned (i) by those stockholders who are known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, (including their addresses) (ii) by each director and nominee for director of the Company, (iii) by each named executive officer, and (iv) by all directors and executive officers as a group.

Name	Shares Beneficially Owned as of May 31, 2005		Percentage of Class

Ralph E. Hanson Pace Medical, Inc. 391 Totten Pond Road Waltham, MA 02154	1,053,000	(1)	30.0%

Steven E. Hanson Pace Medical, Inc. 391 Totten Pond Road Waltham, MA 02154	435,000	(2)	11.5%

Paul J. LaRaia, M.D. 45 Ravine Road Wellesley, MA 02481	331,000		9.9%

Derrick Ebden	124,000	(3)	3.6%

George F. Harrington	127,000	(4)	3.7%

Directors and Officers as a Group	1,739,000	(5)	43.0%

(1)  Includes 100,000 shares of Common Stock which Ralph E. Hanson has a right to acquire within 60 days pursuant to the exercise of options.  Includes 73,000 shares and options to acquire 60,000 shares held by Mr. Hanson’s spouse, beneficial ownership of which is disclaimed by Mr. Hanson.

(2)  Includes 425,000 shares of Common Stock which Steven E. Hanson has a right to acquire within 60 days pursuant to the exercise of options.  Includes 10,000 shares held by Mr. Hanson as custodian for his children, beneficial ownership of which is disclaimed by Mr. Hanson.

(3)  Includes 50,000 shares of Common Stock which Mr. Ebden has a right to acquire within 60 days pursuant to the exercise of options.

(4)  Includes 50,000 shares of Common Stock which Mr. Harrington has a right to acquire within 60 days pursuant to the exercise of options.

(5)  Includes 685,000 shares of Common Stock which officers and directors have a right to acquire within 60 days pursuant to the exercise of options.

Ralph Hanson, as beneficial owner of 30% of the outstanding Common Stock of the Company, Chairman of the Company’s Board of Directors, and the Company’s founder, may be deemed a controlling person of the Company under the Securities Exchange Act of 1934.

3.             Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to shares of Company common stock that may be issued under compensation plans or individual compensation arrangements under which equity securities of the Company are authorized for issuance:

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans (or arrangements) approved by security holders	0	0	0

Equity compensation plans (or arrangements) not approved by security holders (1)	340,000	0.32	0

Total	340,000	0.32	0

(1)           Consists of options to acquire shares of Common Stock, $.01 par value granted to certain members of management and to outside directors in 2000, 2001 and 2003 pursuant to individual written option agreements, not pursuant to a written plan.  In each case, the option was granted at the market price on the date of grant, had a term of five years and was exercisable in full on the date of grant.

Item 12.  Certain Relationships and Related Transactions.

In 1990 the Company entered into an agreement with APC Cardiovascular Ltd. (“APC Cardiovascular”), a company in which Derrick Ebden, a Director of the Company, is Managing Director and a principal stockholder, pursuant to which APC Cardiovascular was appointed the sole distributor of the Company’s products outside of North America on normal trade terms.  Such agreement does not have a fixed term, but is terminable by either party upon one year’s advance written notice.  Prior to leaving the employment of the Company in 1990 in connection with the Company’s downsizing of its operations in the United Kingdom, Mr. Ebden had been in charge of the Company’s marketing efforts outside of North and Central America through the Company’s subsidiary, APC Medical Ltd.  The Company made sales to APC Cardiovascular of approximately $1,229,939 during 2003 and $1,095,767 during 2004.  All such sales were made on normal trade terms.

Item 13.  Exhibits

Exhibits.

3.1		Restated Articles of Organization of the Registrant.

3.2

By-laws of the Registrant, as amended – (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by this reference).

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

21		Subsidiaries of the Registrant.

31.1		Certification pursuant to Rule 13a-14(a) (included herewith)

31.2		Certification pursuant to Rule 13a-14(a) (included herewith)

32.1		Certification pursuant to 18 U.S.C. Section 1350 (included herewith)

32.2		Certification pursuant to 18 U.S.C. Section 1350 (included herewith)

*Management contract or compensatory plan or arrangement.

Unless otherwise specified, all of the foregoing exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18, No. 33-13927-B, as amended, and are incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services

On March 17, 2005 Deloitte & Touche LLP, and its UK affiliate (collectively “Deloitte &Touche”) resigned as the principal independent registered public accounting firm for the Company and for APC Medical, Ltd, the Registrant’s UK subsidiary.  On March 17, 2005 the Registrant engaged Vitale, Caturano & Company, Ltd. (“Vitale Caturano”) as the Registrant’s independent registered public accounting firm to audit the financial statements of the Registrant, and Maidment Judd, Chartered Accountants, of Harpenden (Hertfordshire) England, to audit the financial statements of APC Medical, Ltd., the Company’s UK subsidiary.

The following table presents fees for audit services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered during those periods.

	Fiscal Year 2004	Fiscal Year 2003
Audit Fees (1)	$35,500	$35,500
Audit-related Fees (2)	0	0
Tax Fees (3)	6,900	6,900
Total	$42,400	$42,400

(1)           Audit Fees – Audit fees billed to the Company for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB.

(2)           Audit-Related Fees – Audit-related fees billed to the Company for services related to the audit of the Company’s financial statements, that are not reported under Audit Fees, and include due diligence assistance in connection with accounting consultations (including consultations concerning compliance with provisions of the Sarbanes-Oxley Act).

(3)           Tax Fees – Tax fees include fees related to tax compliance and review regarding the accounting treatment of various tax matters.

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

(Registrant)	PACE MEDICAL, INC.

	By:	/s/ Steven E. Hanson
Steven E. Hanson, President

	Date	June 9, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven E. Hanson
Steven E. Hanson, President and Chief Executive Officer
(Principal Executive Officer)

Date	June 9, 2005

/s/ Ralph E. Hanson
Ralph E. Hanson, Director and Treasurer
(Principal Financial and Accounting Officer)

Date	June 9, 2005

/s/ George F. Harrington
George F. Harrington, Director

Date	June 9, 2005

/s/ Derrick Ebden
Derrick Ebden, Director

Date	June 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Pace Medical, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheet of Pace Medical, Inc. and subsidiary (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale Caturano & Company, Ltd.

May 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Pace Medical, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheet of Pace Medical, Inc. and subsidiary (the “Company”) as of December 31, 2003, and the related consolidated statement of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

March 22, 2004

PACE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 and 2003

ASSETS	2004	2003

CURRENT ASSETS:
Cash and cash equivalents	$902,198	$1,060,791
Accounts receivable	12,500	13,973
Accounts receivable—related party	203,004	250,845
Inventories:
Raw materials	271,812	257,019
Work in process	119,876	179,766
Finished goods	79,707	112,804

Total inventories	471,395	549,589

Prepaid expenses	39,309	41,651

Total current assets	1,628,406	1,916,849

PROPERTY AND EQUIPMENT:
Machinery and equipment	63,117	55,516
Office furniture, equipment, and improvements	73,926	65,746
Computer equipment	95,890	93,281

Total property and equipment	232,933	214,543

Less accumulated depreciation and amortization	(214,121)	(193,416)

Property and equipment—net	18,812	21,127

OTHER ASSETS—Net	248,626	249,097

TOTAL ASSETS	$1,895,844	$2,187,073

LIABILITIES AND SHAREHOLDERS’ EQUITY	2004	2003

CURRENT LIABILITIES:
Accounts payable	$241,779	$326,419
Accrued expenses	118,396	125,852

Total current liabilities	360,175	452,271

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value—authorized, 5,000,000 shares; issued and and outstanding, 3,400,870 shares	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Accumulated other comprehensive income	355,011	244,512
Accumulated deficit	(1,968,755)	(1,659,123)

Total shareholders’ equity	1,567,416	1,766,549

Treasury stock, at cost (46,000 shares in 2003 and 2004)	(31,747)	(31,747)

Shareholders’ equity—net	1,535,669	1,734,802

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,895,844	$2,187,073

The accompanying notes are an integral part of these consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

NET SALES:
Customers	$120,857	$89,703
Related party	1,095,767	1,229,939

Total net sales	1,216,624	1,319,642

COST OF SALES	664,402	835,275

GROSS PROFIT	552,222	484,367

OPERATING EXPENSES:
Selling, general, and administrative	753,666	649,321
Engineering and product development	117,191	202,511

LOSS FROM OPERATIONS	(318,635)	(367,465)

OTHER INCOME—net	23,754	22,521

LOSS BEFORE INCOME TAX PROVISION	(294,881)	(344,944)

INCOME TAX PROVISION	14,751	32,163

NET LOSS	$(309,632)	$(377,107)

NET LOSS PER SHARE—Basic and diluted	$(0.10)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Additional Paid-In	Accumulated	Comprehensive	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Value	Capital	Deficit	Loss	Income	Stock	Equity

BALANCE—January 1, 2003	3,400,870	$34,009	$3,147,151	$(1,282,016)	—	$119,114	$(31,747)	$1,986,511
	—	—	—
Net loss	—	—	—	(377,107)	$(377,107)	—	—	(377,107)

Cumulative translation adjustments	—	—	—	—	125,398	125,398	—	125,398

Comprehensive loss	—			—	$(251,709)	—	—	—

BALANCE—December 31, 2003	3,400,870	$34,009	$3,147,151	(1,659,123)	—	244,512	(31,747)	1,734,802

Net loss	—	—	—	(309,632)	$(309,632)	—	—	(309,632)

Cumulative translation adjustments	—	—	—	—	110,499	110,499	—	110,499

Comprehensive loss	—	—	—	—	$(199,133)	—	—	—

BALANCE—December 31, 2004	3,400,870	$34,009	$3,147,151	$(1,968,755)	—	$355,011	$(31,747)	$1,535,669

The accompanying notes are an integral part of these consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(309,632)	$(377,107)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	21,176	17,332
Unrealized foreign exchange transaction gain (loss)	—	8,780
Loss on disposal of fixed asset	—	804
Changes in assets and liabilities:
Accounts receivable	49,314	115,772
Prepaid expenses	2,342	(14,336)
Inventories	78,194	1,994
Accounts payable	(84,640)	98,028
Accrued expenses	(7,456)	27,361

Cash used in operating activities	(250,702)	(121,372)

CASH FLOWS USED IN INVESTING ACTIVITIES—
Purchase of Property and Equipment	(18,390)	(11,790)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	110,499	78,263

DECREASE IN CASH AND CASH EQUIVALENTS	(158,593)	(54,899)

CASH AND CASH EQUIVALENTS—Beginning of year	$1,060,791	1,115,690

CASH AND CASH EQUIVALENTS—End of year	$902,198	$1,060,791

The accompanying notes are an integral part of these consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements include the accounts of Pace Medical, Inc. and its subsidiary, APC Medical Ltd. (“APC”), a United Kingdom company (“Pace” or the “Company”). The Company manufactures and sells temporary external pacemakers, related accessories, and temporary heart pacemaker leads to various customers throughout the world. All inter-company transactions, balances, and profits are eliminated.

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

Product Liability and Limits of Insurance Coverage—Because the Company’s temporary cardiac pacemakers and pacing analyzers may be life-supporting medical devices, the Company’s liability for any presently unknown product design or manufacturing deficiencies could be substantial and could exceed the limits under existing product liability insurance. The Company maintains product liability coverage outside the United States with annual limits of £1,000,000 (approximately $1,916,000 as of December 31, 2004). The Company does not have product liability insurance in the United States. The Company believes, based upon management’s experience, that its liability exposure is lessened because it does not manufacture or sell permanent implantable cardiac pacemakers or leads. Management does not believe that any potential claims would therefore have a material impact on the financial condition or the results of operations.

Revenue Recognition—Sales are recognized when products are shipped, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured. Historical experience has been such that no allowances for sales returns is currently provided.

Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at date of purchase.

Accounts Receivable—Accounts receivable are stated at the amount management expects to collect from outstanding balances.  An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Historical experience has been such that no allowances for bad debts is currently provided.

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment—Property and equipment are stated at cost. Depreciation is recorded under the straight-line method based on the estimated useful lives of the related assets, ranging from three to seven years. Repairs and maintenance are expensed as incurred, while costs of betterments are capitalized. Depreciation expense was $20,705 and $15,178 for the years ended December 31, 2004 and 2003, respectively.

Other Assets—Other assets consist of deferred tooling costs, including tooling costs for several new products.  Such costs are amortized using the straight-line method, primarily over five years from the period of initial sale. Amortization expense for 2004 and 2003 aggregated approximately $471 and $2,154, respectively.  Accumulated amortization aggregated $37,862 and $37,391 at December 31, 2004 and 2003, respectively. The Company expects to fully amortize the balance of deferred tooling costs over the next five years.

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

The changes in the reserves for product warranties for the year ended December 31, 2003 and 2004, are approximately as follows:

	2003	2004

Balance at January 1	—	$100,000

Provision charged to income	$100,000	—
Usage	—	(55,000)

Balance at December 31	$100,000	$45,000

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

Stock-Based Compensation—Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Compensation expense associated with awards to non-employees is measured using the fair-value method. No stock based compensation expense was recorded in 2004 and 2003.  If the Company had used the fair value method to measure compensation, pro forma net loss and pro forma basic and diluted net loss per share would not have materially differed from reported net loss for the years ended December 31, 2004 and 2003, respectively.  The Company did not grant any stock options in 2004.

The fair value of stock options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows in 2004:  risk-free interest rate, 2.27%; expected life of the option grants, 4.5 years; expected volatility of underlying stock, 58%; and no expected dividend payment.

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

New Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R Share-Based Payment.  This standard replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123R requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements.  The compensation cost is measured based upon the fair value of the instrument issued.  Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS No. 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes of the financial statements the pro forma net income if the fair-value-based method had been applied.  The Company is currently reporting share-based payment transactions with employees in accordance with APB 25 and provides the required disclosures.  SFAS No. 123R will become effective in the Company’s fiscal 2006.

Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  The Company will need to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The Company plans to adopt SFAS No. 123R using the modified-prospective method.  Accordingly, the adoption of SFAS No. 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the overall financial position.  The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) above.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable   Interest Entities, an interpretation of ARB No. 51.  In December 2003, the FASB revised FIN 46 by issuing Interpretation No. 46R.  FIN 46R clarifies the requirements for consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46R applies immediately to variable interest entities created after December 31, 2003.  It applies in the first fiscal year beginning after December 15, 2004, to all variable interest entities that are subject to this Interpretation.  The Company does not believe the adoption of FIN 46R will have a material impact to its consolidated financial statements.

2.       RELATED-PARTY TRANSACTIONS

In March 1990, the Company entered into an agreement with APC Cardiovascular Ltd. (“Cardiovascular”). This agreement specified that Cardiovascular would act as Pace’s distributor in the United Kingdom. A director and significant shareholder of Cardiovascular is also a director of Pace. Sales to Cardiovascular amounted to $1,095,767 and $1,229,939 in 2004 and 2003, respectively (see Note 7). Receivables from Cardiovascular at December 31, 2004 and 2003 were $203,004 and $250,845, respectively.

3.       COMMITMENTS AND CONTINGENCIES

Lease Obligations—APC leases its plant and office facility under a renewable operating lease which expires in 2006. The annual rent is £29,550 (approximately $56,618 at December 31, 2004). The lease requires payment of a pro-rata share of insurance and maintenance costs in addition to the rental payment. Assuming the maximum is renewed at current rates, future minimum rental payments under the lease will total approximately $57,000 in each of the next two years.

On November 1, 2002, Pace entered into a lease agreement for its facility in the United States.  The lease agreement was for a one-year term, from November 1, 2002 through October 31, 2003. On November 1, 2003, Pace became a tenant-at-will.  Annual rent is approximately $63,000.

Rental expense for all operating leases, including leases with terms of less than one year, amounted to approximately $120,000 and $115,000 in 2004 and 2003, respectively.

Contingencies—The Company is engaged in legal proceedings arising in the ordinary course of business.  We believe that the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

4.       INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

	2004	2003

Current—foreign	$14,751	$32,163

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Provision for income taxes	$14,751	$32,163

A reconciliation of the statutory U.S. rate to the effective rate, expressed in dollars, for the years ended December 31 is as follows:

	2004	2003

Statutory U.S. rate	$(100,260)	$(62,070)
State taxes—net of federal benefit	(15,206)	(11,450)
Rate difference on foreign taxes	(10,355)	(76,870)
Valuation allowances provided	140,231	182,553
Other	341	0

Provision for income taxes	$14,751	$32,163

Deferred tax assets and liabilities, before valuation allowances, at December 31 were as follows:

	2004	2003

Net operating loss carryforwards	$1,147,398	$1,029,800
Research and development credits	181,086	180,400
Inventory	29,956	25,200
Depreciation and amortization	(76,509)	(57,700)
Other	8,541	3,803
Deferred tax assets	$1,290,472	$1,181,503
Valuation allowance	(1,290,472)	(1,181,503)
Net Deferred Tax Asset	$—	$—

Deferred tax assets have been fully reserved. Valuation allowances were increased by $140,231and $182,553 in 2004 and 2003, respectively, principally due to the generation of loss carryforwards in the United States which are unlikely to be realized.

At December 31, 2004, Pace has federal income tax loss carryforwards for financial and tax reporting purposes of $3,040,973, which will expire in the years 2005 through 2025, and state income tax loss carryforwards of $1,809,682, which will expire in the years 2005 through 2010. Pace has no foreign loss carryforwards available to benefit income earned by APC.

5.       SHAREHOLDERS’ EQUITY

Stock Options—During 2003, by authorization of the Board of Directors, options were granted to purchase 35,000 shares of common stock under nonqualified stock option agreements. During 2004, no options were granted. The options were granted at the fair market value of the Company’s common stock on the date of grant, vest at the date of grant, and are of a five-year duration. A summary of all stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Fair Value

Outstanding January 1, 2003	380,000	$0.36
Granted in 2003	35,000	0.24	$0.11
Expired in 2003	(35,000)	(0.36)
Outstanding December 31, 2003	380,000	$0.36

Outstanding January 1, 2004	380,000	$0.36
Granted in 2004	—	—
Expired in 2004	(40,000)	(0.36)
Outstanding December 31, 2004	340,000	$0.36
Outstanding and exercisable—December 31, 2004	340,000	$0.36
Outstanding and exercisable—December 31, 2003	380,000	$0.36

At December 31, 2004, the options outstanding and exercisable had weighted-average remaining contractual lives of 2.12 years.

Stock Repurchase Program—In March 1998, the Company announced a stock repurchase program pursuant to which the Company is authorized to acquire up to 100,000 shares of its common stock. As of December 31, 2004, 46,000 shares had been repurchased under the program for $31,747.

6.       NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31:

	2004	2003

Net loss	$(309,632)	$(377,107)

Weighted-average shares outstanding	3,354,850	3,354,850

Basic and diluted net loss per share	$(0.10)	$(0.11)

The impact of stock options have been excluded from the calculation of the weighted-average shares outstanding as they are anti dilutive due to the Company’s net loss position at December 31, 2004 and 2003.

7.       GEOGRAPHIC, SEGMENT, AND CUSTOMER DATA

The Company primarily manages its business based on geographic regions consisting of the United States and the United Kingdom through which it sells its external pacing devices and accessories. Geographic and segment data is set forth in the following table:

	United States	United Kingdom	Eliminations	Consolidated
2004

Sales and transfers	$414,054	$1,165,904	$(363,334)	$1,216,624
Depreciation and amortization	2,697	18,479	—	21,176
Net income (loss)	(368,721)	59,089	—	(309,632)
Other income—primarily interest	1,937	21,817	—	23,754
Capital expenditures	—	18,390	—	18,390
Long-lived assets	252,036	15,400	—	267,436
Total assets	598,195	1,297,649	—	1,895,844

2003

Sales and transfers	$333,030	$1,297,007	$(310,395)	$1,319,642
Depreciation and amortization	5,831	11,501	—	17,332
Net income (loss)	(396,572)	19,465	—	(377,107)
Other income—primarily interest	4,507	18,014	—	22,521
Capital expenditures	11,790	—	—	11,790
Long-lived assets	254,735	15,489	—	270,224
Total assets	776,504	1,410,569	—	2,187,073

Transfers between areas are valued at cost plus a markup. Direct sales to foreign customers from domestic operations were not material.

Sales to major customers for the years ended December 31 were as follows:

	2004		2003
	Amount	Percent	Amount	Percent

APC Cardiovascular Ltd. (related party)	$1,095,767	90%	$1,229,939	93%

During 2004 and 2003, only sales to the one customer accounted for more than 10% of the net sales.