Form 10QSB
period 2005-03-31
PACE MEDICAL INC
filed 2005-06-20
CIK 814057

FORM 10-QSB

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(781) 890-5656

(Issuer’s telephone number,
including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of May 31, 2005.

3,354,870 shares of Common Stock, par value $.01 per share

Transitional Small Business Disclosure format:    Yes ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

a)	Condensed Consolidated Balance Sheets

b)	Condensed Consolidated Statements of Operations

c)	Condensed Consolidated Statements of Cash Flows

d)	Notes to Condensed Consolidated Financial Statements

PACE MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2005	DECEMBER 31, 2004
	(Unaudited)	(See note below)
ASSETS

Current assets:
Cash and cash equivalents	$641,437	$902,198
Accounts receivable	518,093	215,504
Inventories:
Raw materials	311,056	271,812
Work-in-process	84,490	119,876
Finished goods	104,809	79,707
	500,355	471,395
Other current assets	10,555	39,309
Total current assets	1,670,440	1,628,406
Property and equipment, net	15,324	18,812
Other assets	248,625	248,626
TOTAL ASSETS	$1,934,389	$1,895,844

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$330,663	$241,779
Accrued expenses	51,937	118,396
Total current liabilities	382,600	360,175

Shareholders’ equity:
Common stock, $.01 par value, 5,000,000 shares authorized, 3,400,870 issued	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Accumulated other comprehensive income	330,589	355,011
Accumulated deficit	(1,928,213)	(1,968,755)
	1,583,536	1,567,416

Less: Treasury Stock, at Cost, 46,000 shares	(31,747)	(31,747)
Total Shareholders’ Equity	1,551,789	1,535,669
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,934,389	$1,895,844

Note:                               The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31
	2005	2004

Net sales	$474,093	$381,753

Cost of sales	215,590	159,020

	258,503	222,733

Operating expenses	223,171	190,514

Income from operations	35,332	32,219

Other income	5,210	6,211

Net income	40,542	$38,430

Net income per share:

Basic	$0.01	$0.01

Diluted	$0.01	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,542	$38,430
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,488	3,228
Change in assets and liabilities, net:	(304,791)	(92,613)

Net cash used in operating activities	(260,761)	(50,955)

CASH FLOWS FROM INVESTING ACTIVITIES -

Purchases of property and equipment	—	5,345

NET DECREASE IN CASH AND CASH EQUIVALENTS	(260,761)	(56,300)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$902,198	$1,060,791

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$641,437	$1,004,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             The accompanying unaudited consolidated financial statements and these notes have been condensed and do not contain all disclosures required by generally accepted accounting principles.  See notes to audited consolidated financial statements contained in the Company’s annual report.

2.             In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its subsidiary as of March 31, 2005 and the results of their operations for the three months ended March 31, 2005 and March 31, 2004 and their cash flows for the three months ended March 31, 2005 and March 31, 2004.

3.             The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

4.             Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period, except where the effect would be anti-dilutive.  The number of dilutive common equivalent shares outstanding during the period has been determined in accordance with the treasury-stock method.  Common equivalent shares consist of common stock issuable upon the exercise of outstanding options.

	Three Months Ended March 31
	2005	2004

Net Income	$40,542	$38,430

Weighted-average shares outstanding	3,354,870	3,354,870
Effect of dilutive securities	102,647	7,000
Total shares	3,457,517	3,361,870

Basic net income per share	$0.01	$0.01

Diluted net income per share	$0.01	$0.01

For the three months ended March 31, 2005 and 2004, options to purchase 10,000 and 305,000 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

5.             Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005	2004

Net Income (Loss)	$40,542	$38,430

Currency Translation Adjustment	(22,425)	(45,443)

Total Comprehensive Income (Loss)	$18,117	$(7,013)

6.               Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, an amendment to FASB Statement No. 123, to its stock compensation arrangements, which requires entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date.  For employee stock-based awards, however, SFAS Nos. 123 and 148 allow entities to continue to apply the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.  The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS Nos. 123 and 148.

Had compensation expense for awards under the Company’ s Stock Option Plans been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company’s net income and per share amounts would have been as follows (in thousands, except per share data):

	Three Months Ended March 31
	2005	2004

Net income, as reported	$40,542	$38,430
Less: Compensation expense for option awards determined under fair value based method	(27,954)	—

Pro forma net income	$12,588	$38,430

Net income per share:
As reported – basic and diluted	$0.01	$0.01

Pro forma – basic and diluted	$0.01	$0.01

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

As described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, the Company’s business was adversely affected in 2003 and 2004 by a number of factors, including a shortage of components, its voluntary suspension of production of Model 4170 in the second quarter of 2004 in response to a medical issue raised by the Products Regulatory Agency (England) in May, 2004, and consolidation in the OEM market resulting in fewer U.S. distributors.  The Company has taken steps to address each of these issues and has began to show improved results in the first quarter of 2005.   Net sales were 24% higher and net income increased 5.5% over the first quarter of 2004.  Assuming the Company remains on schedule with the release of new products under development, operating results are expected to show continued improvement in 2005 and beyond.

Liquidity and Capital Resources

As of March 31, 2005, the Company had cash and cash equivalents of $ 641,437 and working capital of $1,287,840.  The working capital at March 31, 2005 was approximately $20,000 higher than the amount at December 31, 2004, owing to the net income from operations.  The Company’s cash flows have historically tracked its operating results.

Management believes that its working capital, should suffice to ensure that its on-going operations are financed adequately.   In the short term, however, additional equity and or debt financing may be sought to continue funding research and development, capital equipment, replacement inventories, and to expand the Company’s marketing operation.  The obtaining of additional capital through the issuance of equity securities may result in dilution of existing shareholders’ interests.

Results of Operations - Three Months ended March 31, 2005 versus Three Months ended March 31, 2004

Net sales in the first quarter of 2005 increased 24% from the sales in the first quarter of 2004.   While the Company has had success in addressing the component shortages in the first quarter of 2005, there can be no assurance that the Company will not encounter component shortages in future quarters.

The Company’s margins in the first quarter were lower than those seen in 2004 (58% in 2004 verses 55% in 2005).   This occurred due to a change in product mix.  It should be noted that pricing has remained firm on all products.

Operating expenses increased 17% during the three months ended March 31, 2005 versus the three months ended March 31, 2004, primarily due to the hiring of additional management personnel.  Management anticipates some increase in its operating expenditures during the balance of 2005.

No tax provision was recorded for the three months ended March 31, 2005 owing to the Company’s ability to use net operating loss carryforwards in the United States.

Net income for the quarter was $40,542 or $.01 per share in contrast to net income of $38,430 or $.01 per share in the first quarter of 2004.

Factors That May Affect Future Results

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties.  In particular, statements contained in this report which are not historical facts (including but not limited to the Company’s expectations regarding business strategy, new product availability, pricing, anticipated operating results, market share, the rate at which backlogs of orders can be filled, operating expenses and anticipated working capital) may be “forward-looking” statements.  The Company’s actual results may differ from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, risks associated with the introduction of new products including supplier performance, risks associated with the manufacture of existing products, including supplier performance, development of markets for new products and existing products offered by the Company, personnel requirements, the Company’s relationships with distributors and OEM’s, the economic health of such OEM’s, government regulation, competition and general economic conditions.

Item 3.  Controls and Procedures

As of the end of the period covered by this report, our President and Chief Executive Officer and our Treasurer performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the President and Chief Executive Officer and the Treasurer concluded that the Company’s disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation.

PART II - OTHER INFORMATION

Item 6.    Exhibits

Exhibits:

31.1

Certification of the President and Chief Executive Officer pursuant to Rules 13a -14 and 15d -14 promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Treasurer pursuant to Rules 13a -14 and 15d -14 promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACE MEDICAL, INC.
(Registrant)

Date:	June 20, 2005	/s/ Steven E. Hanson
Steven E. Hanson, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1

Certification of President and Chief Executive Officer pursuant to Rules 13a -14 and 15d -14 promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Treasurer pursuant to Rules 13a -14 and 15d -14 promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.