Form 10QSB
period 2005-06-30
PACE MEDICAL INC
filed 2005-08-15
CIK 814057

FORM 10-QSB

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(781) 890-5656

(Issuer’s telephone number,

including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                    Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2005.

3,354,870 shares of Common Stock, par value $.01 per share

Transitional Small Business Disclosure format:    Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

a)	Condensed Consolidated Balance Sheets

b)	Condensed Consolidated Statements of Operations

c)	Condensed Consolidated Statements of Cash Flows

d)	Notes to Condensed Consolidated Financial Statements

PACE MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2005	DECEMBER 31, 2004
	(Unaudited)	(See note below)
ASSETS

Current assets:
Cash and cash equivalents	$614,746	$902,198
Accounts receivable	419,741	215,504
Inventories:
Raw materials	280,469	271,812
Work-in-process	114,162	119,876
Finished goods	88,013	79,707
	482,644	471,395
Other current assets	38,088	39,309
Total current assets	1,555,219	1,628,406

Property and equipment, net	11,630	18,812
Other assets	254,025	248,626
TOTAL ASSETS	$1,820,874	$1,895,844

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$240,665	$241,779
Accrued expenses	64,190	118,396
Total current liabilities	304,855	360,175

Shareholders’ equity:
Common stock, $.01 par value, 5,000,000 shares authorized, 3,400,870 issued	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Accumulated other comprehensive income	253,235	355,011
Accumulated deficit	(1,886,629)	(1,968,755)
	1,547,766	1,567,416
Less Treasury Stock, at Cost, 46,000 shares	(31,747)	(31,747)
Total Shareholders’ Equity	1,516,019	1,535,669

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,820,874	$1,895,844

Note:                             The balance sheet at December 31, 2004 has been taken from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2005	2004	2005	2004

Net sales	$441,398	$228,161	$915,491	$609,914

Cost of sales	170,858	193,055	386,448	352,075

	270,540	35,106	529,043	257,839

Operating expenses	249,591	211,269	472,762	401,783

Income (loss) from operations	20,949	(176,163)	56,281	(143,944)

Other income	20,635	2,081	25,845	8,292

Net Income (loss)	$41,584	$(174,082)	$82,126	$(135,652)

Net Income (loss) per share:

Basic	$.01	$(.05)	$.02	$(.04)

Diluted	$01	$(.05)	$.02	$(.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$82,126	$(135,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,182	1,024
Changes in assets and liabilities, net:	(376,760)	(95,440)

Net cash used in operating activities	(287,452)	(230,068)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	—	1,450

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(287,452)	(31,518)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	902,198	1,060,791

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$614,746	$829,273

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

2.                                       In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its subsidiary as of June 30, 2005 and the results of their operations for the three and six months ended June 30, 2005 and June 30, 2004 and their cash flows for the six months ended June 30, 2005 and June 30, 2004.

3.                                       The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$41,584	$(174,082)	$82,126	$(135,652)

Weighted-average shares outstanding	3,354,870	3,354,870	3,354,870	3,354,870

Effect of dilutive securities	351,727		351,727

Total Shares	3,706,597	3,354,870	3,706,597	3,354,870

Basic net income (loss) per share	$.01	$(.05)	$.02	$(.04)

Diluted net income (loss) per share	$.01	$(.05)	$.02	$(.04)

For both the three and six month periods ended June 30, 2004, options to purchase 340,000 common shares were outstanding, but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

5.                                       Comprehensive loss includes net income (loss) and foreign currency translation adjustments.  Comprehensive loss for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$41,584	$(174,082)	$82,126	$(135,652)

Currency Translation Adjustment	(79,351)	(26,237)	(101,776)	19,206

Total	$(37,767)	$(200,319)	$(19,650)	$(116,446)

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

Had compensation expense for awards under the Company’ s Stock Option Plans been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company’s net income (loss) and per share amounts would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$41,584	$(174,082)	$82,126	$(135,652)

Less: Compensation expense for option awards determined under fair value based method.	(27,991)	0	(55,945)	0

Pro forma net income (loss)	$13,593	$(174,082)	$26,181	$(135,652)

Net income (loss) per share:
As reported—basic and diluted	$.01	$(.05)	$.02	$(.04)
Pro forma—basic and diluted	$.00	$(.05)	$.01	$(.04)

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The second quarter of 2005 represented the second consecutive quarter of positive results for the Company as measured both by revenues and earnings.  Revenues for the quarter were nearly double the prior year level, and the Company achieved net income for the quarter of $41,584, compared to a loss of $(174,082) in the corresponding prior year period.

Liquidity and Capital Resources

As of June 30, 2005, the Company had cash and cash equivalents of $614,746 and working capital of $1,250,364.  The working capital at June 30, 2005 was approximately $17,867 less than the amount at December 31, 2004, owing primarily to exchange rate variations.  The Company’s cash flows have historically tracked its operating results.

Management believes that its working capital should suffice to ensure that its on-going operations are financed adequately.  In the short term, however, additional equity and or debt financing may be sought to continue funding research and development, capital equipment, replacement inventories, and to expand the Company’s marketing operations.  The obtaining of additional capital through the issuance of equity securities may result in dilution of existing shareholders’ interests.

Results of Operations - Three Months ended June 30, 2005 versus Three Months ended June 30, 2004

Net sales in the second quarter of 2005 increased 93% from the sales in the second quarter of 2004.  This was due primarily to improved delivery of key components from our vendors, increased product availability, strong international sales and attending major industry trade shows.  The 2004 results were adversely affected by component shortages and the voluntary suspension of production of the Company’s Model 4170 Temporary Pacemaker for a period of approximately 5 months.  While the Company has had success in addressing the component shortages, there can be no assurance that the Company will not encounter component shortages in future quarters.

The Company’s margins in the second quarter were substantially higher than those seen in 2004 (61% in 2005 compared to 15% in 2004).  This occurred due to the resumption of production of the Model 4170 following the end of the second quarter in 2004.

Operating expenses increased 28% during the three months ended June 30, 2005 versus the three months ended June 30, 2004, primarily due to the hiring of additional management personnel.  Management anticipates some increase in its operating expenditures during the balance of 2005.

No tax provision was recorded for the three months ended June 30, 2005 owing to the Company’s ability to use net operating loss carryforwards in the United States.

Net income for the quarter was $41,584 or $.01 per share in contrast to a net loss of $(174,082) or $(.05) per share in the second quarter of 2004.

Results of Operations - Six Months ended June 30, 2005 versus Six Months ended June 30, 2004

Net sales in the six months ended June 30, 2005 increased 50% from the sales in the six months ended June 30, 2004.  This was due primarily to improved delivery of key components from our vendors, increased product availability, strong international sales and attending major industry trade shows.

The Company’s margins in the first half of 2005 were higher than those seen in 2004 (58% in 2005 compared to 42% in 2004).  This occurred due to a change in product mix.  It should be noted that pricing has remained firm on all products.

Operating expenses increased 18% during the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily due to the hiring of additional management personnel.  Management anticipates some increase in its operating expenditures during the balance of 2005.

No tax provision was recorded for the six months ended June 30, 2005 owing to the Company’s ability to use net operating loss carryforwards in the United States.

Net income for the first half of 2005 was $82,126 or $.02 per share in contrast to a net loss of $(135,652) or $(.04) per share in the first half of 2004.

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

PACE MEDICAL, INC.
(Registrant)

Date:	August 12, 2005	/s/ Steven E. Hanson
Steven E. Hanson, President
and Chief Executive Officer

PACE MEDICAL, INC.

FORM 10-QSB

June 30, 2005

EXHIBIT INDEX

Exhibit No.

Description

31.1

Certification of President and Chief Executive Officer pursuant to Rules 13a –14 and 15d –14 promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Treasurer pursuant to Rules 13a –14 and 15d –14 promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002