Form 10QSB
period 2005-09-30
PACE MEDICAL INC
filed 2005-11-14
CIK 814057

FORM 10-QSB

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2005.

3,354,870 shares of Common Stock, par value $.01 per share

Transitional Small Business Disclosure format:    Yes  ☐   No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

a)	Condensed Consolidated Balance Sheets

b)	Condensed Consolidated Statements of Operations

c)	Condensed Consolidated Statements of Cash Flows

d)	Notes to Condensed Consolidated Financial Statements

PACE MEDICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(Unaudited)	(See note below)
ASSETS

Current assets:
Cash and cash equivalents	$705,180	$902,198
Accounts receivable	160,640	215,504
Inventories:
Raw materials	251,407	271,812
Work-in-process	51,342	119,876
Finished goods	169,122	79,707
	471,871	471,395
Other current assets	39,276	39,309
Total current assets	1,376,967	1,628,406

Property and equipment, net	10,758	18,812
Other assets	254,025	248,626
TOTAL ASSETS	$1,641,750	$1,895,844

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$183,714	$241,779
Accrued expenses	55,317	118,396
Total current liabilities	239,031	360,175

Shareholders’ equity:
Common stock, $.01 par value, 5,000,000 shares authorized, 3,400,870 issued	34,009	34,009
Additional paid-in capital	3,147,151	3,147,151
Accumulated other comprehensive income	244,109	355,011
Accumulated deficit	(1,990,803)	(1,968,755)
	1,434,466	1,567,416
Less Treasury Stock, at Cost, 46,000 shares	(31,747)	(31,747)
Total Shareholders’ Equity	1,402,719	1,535,669

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,641,750	$1,895,844

Note:      The balance sheet at December 31, 2004 has been taken from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended September 30		For the Nine months ended September 30
	2005	2004	2005	2004
Net sales	$289,572	$398,577	$1,205,063	$1,008,491

Cost of sales	141,232	237,691	527,680	589,766

Gross Margin	148,340	160,886	677,383	418,725

Operating expenses	254,146	196,345	726,908	598,128

Loss from operations	(105,806)	(35,459)	(49,525)	(179,403)

Other income	1,632	6,953	27,477	15,245

Net loss	$(104,174)	$(28,506)	$(22,048)	$(164,158)

Net loss per share:

Basic	$(.03)	$(.01)	$(.01)	$(.05)

Diluted	$(.03)	$(.01)	$(.01)	$(.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACE MEDICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(22,048)	$(164,158)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,085	1,588
Changes in assets and liabilities, net:	(183,024)	(175,429)

Net cash used in operating activities	(194,987)	(337,999)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	2,031	1,435

NET DECREASE IN CASH AND CASH EQUIVALENTS	(197,018)	(339,434)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	902,198	1,060,791

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$705,180	$721,357

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

2.             In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company and its subsidiary as of September 30, 2005 and the results of their operations for the three and nine months ended September 30, 2005 and September 30, 2004 and their cash flows for the nine months ended September 30, 2005 and September 30, 2004.

3.             The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$(104,174)	$(28,506)	$(22,048)	$(164,158)

Weighted-average shares outstanding	3,354,870	3,354,870	3,354,870	3,354,870

Basic net income (loss) per share	$(.03)	$(.01)	$(.01)	$(.05)

Weighted-average shares outstanding	3,354,870	3,354,870	3,354,870	3,354,870

Dillutive Common Equivalent Shares	—	—	—	—

Diluted net income (loss) per share	$(.03)	$(.01)	$(.01)	$(.05)

5.             For the periods ended September 30, 2005 and 2004, options to purchase 755,000 and 360,000 common shares, respectively, were outstanding.

6.             Comprehensive loss includes net loss and foreign currency translation adjustments.  Comprehensive loss for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss)	$(104,174)	$(28,506)	$(22,048)	$(164,158)

Currency Translation Adjustment	9,126	(14,405)	(110,902)	4,801

Total	$(113,300)	$(42,911)	$(132,950)	$(159,357)

7.     Stock-Based Compensation

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

Had compensation expense for awards under the Company’ s Stock Option Plans been determined based  on the fair value method set forth in SFAS No. 123, the effect on the Company’s net income (loss) and per share amounts would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(104,174)	$(28,506)	$(22,048)	$(164,158)

Less: Compensation expense for option awards determined under fair value based method.	(8,932)	—	(64,877)	—

Pro forma net income (loss)	$(113,106)	$(28,506)	$(86,925)	$164,158

Net income (loss) per share:
As reported—basic and diluted	$(.03)	$(.01)	$(.01)	$(.05)
Pro forma—basic and diluted	$(.03)	$(.01)	$(.03)	$(.05)

8.             Recent Accounting Pronouncements

Stock Based Compensation

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment”. FAS 123R replaces FAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to 1) record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. Based on the current options outstanding, we do not anticipate the adoption of this statement to result in the recognition of material additional compensation cost in the year of adoption.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No 43. Chapter 4”.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for the inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Revenues for the third quarter of 2005 were lower than expected due primarily to component shortages as discussed in more detail below.   The Company reported a net loss for the quarter of $104,174, compared to a net loss of $28,506 in the corresponding prior year period.

Liquidity and Capital Resources

As of September 30, 2005, the Company had cash and cash equivalents of $705,180 and working capital of $1,137,936.  The working capital at September 30, 2005 was  $130,295 less than the amount at December 31, 2004, owing primarily to lower sales and exchange rate variations.   The Company’s cash flows have historically tracked its operating results.

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

Results of Operations - Three Months ended September 30, 2005 versus Three Months ended September 30, 2004

Net sales in the third quarter of 2005 decreased 27% from the sales in the third quarter of 2004.   This was due primarily to lower than expected sales revenue caused by our inability to ship product.  Delays in obtaining certain components from vendors was the major factor affecting our ability to ship customer orders.  These components have since been obtained, and the Company expects the resulting backlog to increase sales in the fourth quarter.

The Company’s margins in the third quarter were substantially higher than those seen in 2004 (51% in 2005 compared to 40% in 2004).  This occurred due to the product mix of sales.

Operating expenses increased 29% during the three months ended September 30, 2005 versus the three months ended September 30, 2004, primarily due to the hiring of additional management personnel.  Management anticipates some increase in its operating expenditures during the balance of 2005.

No tax benefit was recorded for the three months ended September 30, 2005 owing to uncertainty regarding the Company’s ability to use net operating loss carryforwards in both the U.S. and U.K.

Net loss for the quarter was $104,174 or $.03 per share in contrast to a net loss of $28,506 or $.01 per share in the third quarter of 2004.

Results of Operations - Nine Months ended September 30, 2005 versus Nine Months ended September 30, 2004

Net sales in the nine months ended September 30, 2005 increased 19% from the sales in the nine months ended September 30, 2004.  This was due primarily to increased product availability in the first two quarters, strong international sales and attending major industry trade shows.

The Company’s margins in the first three quarters of 2005 were higher than those seen in 2004 (56% in 2005 compared to 42% in 2004).   This occurred due to a change in product mix.  It should be noted that pricing has remained firm on all products.

Operating expenses increased 22% during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily due to the hiring of additional management personnel.  Management anticipates some increase in its operating expenditures during the balance of 2005.

No tax provision was recorded for the nine months ended September 30, 2005 owing to the Company’s ability to use net operating loss carryforwards in the United States.

Net loss for the first three quarters of 2005 was $22,048 or $.01 per share in contrast to a net loss of $164,158 or $.05 per share in the first three quarters of 2004.

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

Critical Accounting Policies

The critical accounting policies are those that the Company believes are the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.  As of September 30, 2005 there have been no material changes to the critical accounting policies as described in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II - OTHER INFORMATION

Item 4.            Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on September 3, 2005, the following persons were elected as Directors of the Company:

	Votes for	Votes Withheld

Steven E. Hanson	2,455,434	74,200
Ralph E. Hanson	2,455,434	74,200
George F. Harrington	2,455,434	74,200
Derrick Ebden	2,455,434	74,200

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

PACE MEDICAL, INC.
(Registrant)

Date:	November 14, 2005	/s/ Steven E. Hanson
Steven E. Hanson, President
and Chief Executive Officer

PACE MEDICAL, INC.

FORM 10-QSB

September 30, 2005

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